Form 10QSB
period 1999-08-31
AUTOEYE INC
filed 1999-10-08
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter ended August 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_______________to______________.

Commission File Number:_________________

--------------------------------------------------------------------------------

                                  Autoeye Inc.

        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------


           Delaware                                     98-0206734

  (Jurisdiction of Incorporation)       (I.R.S. Employer Identification No.)

           Suite 1650, Waterfront Centre,                V6C 3L6
           200 Burrard Street,
           Vancouver, British Columbia
           Canada

         (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (604) 689-3355

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes
[ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,927,040 shares of Common Stock

                         PART I: FINANCIAL INFORMATION

To simplify the language in this document, Autoeye Inc. is referred to as "We" or the "Company".

                          Item 1. Financial Statements

                                  Autoeye Inc.
                        (a development stage enterprise)
                              Financial Statements
                       August 31, 1999 and August 31, 1998
                (Unaudited - See Accountants' Compilation Report)

                         ACCOUNTANTS' COMPILATION REPORT






We have compiled the accompanying balance sheet of Autoeye Inc. as of August 31, 1999 and the statements of operations and cash flows for the three-month periods ended August 31, 1999 and August 31, 1998 in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any form of assurance on them.







                                                    N.I. Cameron Inc. (signed)

VANCOUVER, B.C.                                     CHARTERED ACCOUNTANTS
September 23, 1999


                                  Autoeye Inc.
                        (a development stage enterprise)
                                  Balance Sheet
                              as at August 31, 1999
                (Unaudited - See Accountants' Compilation Report)


                                     ASSETS


CURRENT
     Cash                                                                                     $        479
                                                                                              ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
     Accounts payable                                                                         $      4,710
     Due to related party                                                                           11,509
                                                                                              ------------
Total Liabilities                                                                                   16,219
                                                                                              ------------

STOCKHOLDERS' DEFICIT
     Share capital
         Authorized:
              30,000,000 common shares with a par value of $0.0001 each
                5,000,000 preferred shares with a par value of $0.0001 each

         Issued and outstanding:
                4,927,040 common shares                                                                493
     Additional paid-in capital                                                                      4,517
     Deficit accumulated in the development stage                                                 (20,750)
                                                                                              ------------

Total stockholders' deficit                                                                       (15,740)
                                                                                              ------------

Total Liabilities and stockholders' deficit                                                   $        479
                                                                                              ============


   The accompanying notes are an integral part of these financial statements.



                                  Autoeye Inc.
                        (a development stage enterprise)
                            Statements of Operations
      For the Three-month Periods Ended August 31, 1999 and August 31, 1998
                (Unaudited - See Accountants' Compilation Report)






                                                                      Period from                                Period from
                                              Three months         December 18, 1997       Three months       December 18, 1997
                                                  Ended         (date of incorporation)         Ended     (date of incorporation)
                                             August 31, 1999      to August 31, 1999      August 31, 1998    to August 31, 1998
                                        -----------------------------------------------------------------------------------------
Expenses
  Professional fees                                  $  2,595               $  19,247                 $  -               $ 6,900
  Administration and                                    1,464                   1,464                    -                     -
  filing fees
  Bank charges                                             39                      39                    -                     -
                                        -----------------------------------------------------------------------------------------

Net Loss for the Period                              $ (4,098)              $ (20,750)                $  -               $(6,900)
                                        =========================================================================================


Loss per share
  Basic and diluted                                  $ (0.001)                                        $  -
                                        ======================                        =====================




   The accompanying notes are an integral part of these financial statements.



                                  Autoeye Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
      For the Three-month Periods Ended August 31, 1999 and August 31, 1998
                (Unaudited - See Accountants' Compilation Report)






                                                                        Period from                                Period from
                                                 Three months       December 18, 1997       Three months        December 18, 1997
                                                     Ended       (date of incorporation)       Ended        (date of  incorporation)
                                                August 31, 1999      August 31, 1999     to August 31, 1998     to August 31, 1998
                                              --------------------------------------------------------------------------------------
Cash flows used in operating activities
  Net loss                                             $(4,098)        $ (20,750)             $ -                  $ 6,900)
  Changes in operating assets
     and liabilities
         Accounts payable                                4,710             4,710                -                        -
         Accrued liabilities                            (3,500)                -                -                        -
                                              --------------------------------------------------------------------------------------

Net cash used in operating activities                   (2,888)          (16,040)               -                   (6,900)
                                              --------------------------------------------------------------------------------------


Cash flows provided by financing activities
  Proceeds from capital                                      -             5,010                -                    5,010
  contributions
  Due to related party                                   3,367            11,509                -                    1,890
                                              --------------------------------------------------------------------------------------

Net cash provided by                                     3,367            16,519                -                    6,900
financing activities
                                              --------------------------------------------------------------------------------------

Net change in cash during                                  479               479                -                        -
the period

Cash at beginning of period                                  -                 -                -                        -
                                              --------------------------------------------------------------------------------------

Cash at end of period                                  $   479         $     479              $ -                  $     -

                                              ======================================================================================




   The accompanying notes are an integral part of these financial statements.

                                  Autoeye Inc.
                        (a development stage enterprise)
                        Notes to the Financial Statements
                                 August 31, 1999
                (Unaudited - See Accountants' Compilation Report)



1.   FORMATION AND BUSINESS OF THE COMPANY

     Autoeye Inc. (the "Company") was incorporated in Delaware on December 18, 1997 pursuant to the laws of Delaware.

     Prior to the merger (as defined below), Autoeye Inc. and Autoeye Corporation, a Colorado company, were companies under common control.

     On January 9, 1998, Autoeye Inc. and Autoeye Corporation merged through an exchange of shares.

     The merger has been accounted for in a manner similar to a pooling of interests and accordingly the financial statements of the Company include the results of Autoeye Inc. and Autoeye Corporation since their inception, which in the case of Autoeye Inc. was December 18, 1997 and Autoeye Corporation was December 10, 1997. The share capital of the Company has been presented giving effect to the exchange of shares from incorporation.

     The Company is a development stage company and has had no activity other than issuing shares and preparing an initial business plan. Its sole purpose at this time is to locate and consummate a merger or acquisition with an as yet unidentified private entity.

2.   SHARE CAPITAL

     Holders of the common stock are entitled to one vote per share and to share equally in any dividends declared and distributions in liquidation.

     On June 16, 1999, the Company consolidated its share capital by way of a reverse stock split on the basis of one new common share for each two old common shares. On August 20, 1999, the Company consolidated its share capital by way of a reverse stock split on the basis of one new common share for each 21 old common shares. This was followed on August 21, 1999 by a stock split of 40 new common shares for each old common share. All outstanding shares in these financial statements have been retroactively adjusted to reflect these share reorganizations.


3.   RELATED PARTY TRANSACTIONS

     Since incorporation, a company controlled by the director of the Company has provided administrative services and facilities to the Company for nil consideration and pays expenses on behalf of the Company. The amount due to this company is without interest or stated terms of repayment. It is anticipated the Company will continue to receive non-interest bearing advances from this company to pay for future expenses as incurred.

         Item 2. Management's Discussion and Analysis or Plan of Operations

         We have never had operations. In the next twelve months, we plan to seek out business opportunity candidates. To date, we have undertaken no efforts to seek out a business opportunity for the Company. We believe that this plan of operations will be conducted through the efforts of our current management and will not require any additional funds or personnel. We anticipate that business opportunities will be available to us through the contacts of our management. Other than through the contacts of our management, we do not have other plans to locate business opportunity candidates. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will be done by our management or under their direction. Management will investigate, to the extent they believe reasonable, such potential business opportunities. Due to management's limited experience in business analysis, they may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

         Since we will have no funds available to us in our search for business opportunities, we will not be able to expend significant funds on a complete investigation of a business opportunity. We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these expenses, our present management will pay any charges with their personal funds, as interest free demand loans without specific repayment terms to the Company. The only opportunity that we will have to repay these loans is from a prospective business opportunity. Our management has agreed that the repayment of any loans made on our behalf will not impede or be made conditional in any manner, to consummation of a proposed transaction.

         Management, however, has no commitment to loan funds to the Company. Such loans will be made at the sole discretion of management. In the event management ceases to provide loans to the Company, we will be unable to continue our search for business opportunity candidates. The Company has not and does not plan to consider alternate sources of funding.

         We have no particular business opportunity in mind and have not entered into any negotiations regarding any business opportunity. None of our management, affiliates or any promoters have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of a business opportunity between us and such other company as of the date of this registration statement.

         We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a business opportunity of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business opportunity because we have no assets and limited financial resources.

         To date, we have not developed any criteria for the selection of business opportunities. We do not plan to develop specific criteria for the selection of business opportunities as this would have the effect of limiting the discretion of our management in selecting a business opportunity. We will be relying on the judgment of our Board of Directors to ensure that a business opportunity is fair, reasonable and in the best interest of the Company.

         We will seek to expand through business opportunities entailing risks which are not currently identified, and which you will not have a basis to evaluate. We may seek to expand our operations by acquiring companies in businesses that we believe will complement or enhance our company. We cannot assure you that we will be able to ultimately effect any acquisition, successfully integrate any acquired business in our operations or otherwise successfully develop our operations. We have not established any minimum criteria for any acquisition and our management may have complete discretion in determining the terms of any acquisition. Consequently, there is no basis for you to evaluate the specific merits or risks of any potential acquisition that we may undertake. We anticipate that our management will investigate, to the extent believed necessary, the business opportunity.

         Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of a fully reporting public company. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors.

         Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We do not have and will not have capital to provide the owners of business opportunities with any significant cash or other assets. However, we believe we can offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to become a fully reporting company. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Ks or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, our management has not conducted market research and is not aware of statistical data which would support the perceived benefits for the owners of a business opportunity.

         We believe that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as our Company. We believe that demand for shells has increased dramatically since the Securities and Exchange Commission imposed burdensome requirements on "blank check" companies pursuant to Regulation 419 of the Securities Act of 1933 (the "Act"). The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission and, as a result, has stimulated an increased demand for "shell" corporations. We have made the foregoing assumption, but there is no assurance that the same is accurate or correct and accordingly, no assurance can be made that we will be successful in locating a business opportunity.

         Prior to making a decision to recommend a business opportunity, we plan to request that we be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or services marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risk and competitive conditions; and, other information deemed relevant.

         Upon the consummation of a transaction, we anticipate that our present management and shareholders will no longer be in control of the Company. In addition, our director may, as part of the terms of the business opportunity, resign and be replaced by new directors without a vote of our shareholders.

         We do not plan to raise any capital at the present time, by private placement, public offerings, pursuant to Regulation S promulgated under the Act, as amended, or by any means whatsoever. Further, we have no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a business opportunity.

         We anticipate that any securities issued in any such business opportunity would be issued in reliance upon exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of our transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a business opportunity, and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of a substantial amount of additional securities and their potential sale into any trading market which may develop for our securities, may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance. The completion of any business opportunity may result in a significant issuance of shares and substantial dilution to our present stockholders.

         We do not plan to make any changes in the number of our employees.

         During the quarter ended August 31, 1999 we incurred general and administrative expenses of $4,098, all of which were related to preparation of our audited financial statements for the year ended May 31, 1999 and the filing of our Form 10-SB with the Securities and Exchange Commission. Operating capital to pay for these expenses were funded by advances from Century Capital Management Ltd., a company controlled by our president. As at August 31, 1999 we were indebted to Century Capital Management Ltd. for a total of $11,509.

                           PART II: OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders

         On August 20, 1999 pursuant to Section 228 of the General Corporation Law of the State of Delaware our majority shareholder approved a resolution to reverse split our outstanding common stock such that each twenty-one shares of our issued and outstanding common stock were automatically converted into one share of common stock. No proxies were solicited as on August 20, 1999 we were not yet subject to the requirements the Securities Exchange Act of 1934. Of the 2,587,778 shares outstanding on that date, 2,571,056 were voted in favor of the resolution. We did not issue any fractional shares as a result of the reverse stock split to any shareholders owning (prior to the reverse stock split) less than twenty-one shares. Any stockholder owning less than one full share after the reverse stock split may request to be paid in cash for his or her fractional share. The effect of the reverse stock split was to eliminate 256 shareholders (owning 1,082 shares). We felt it was in the best interest of the Company to eliminate shareholders who own less than twenty-one shares of common stock and we did not feel that the elimination of 259 shareholders of record would have any adverse impact since the value of the shares held by the shareholders owning less than twenty-one shares is so small that the sale of such shares (after taking into account brokerage commissions and stock transfer fees) would not be practical. After the adoption of the reverse stock split the Company had 123,176 issued and outstanding shares of common stock.

         On August 21, 1999 pursuant to Section 228 of the General Corporation Law of the State of Delaware our majority shareholder approved a resolution to forward split our outstanding common stock such that each one share of our issued and outstanding common stock was automatically converted into forty share of common stock. No proxies were solicited as on August 21, 1999 we were not yet subject to the requirements the Securities Exchange Act of 1934. Of the 123,176 shares outstanding on that date, 122,431 were voted in favor of the resolution. We felt that this forward split was necessary to provide the Company with a sufficient base of shares of common stock to fulfill its plan of business.

         Item 5. Other Information

         We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches ("Y2K problem"). The Y2K problem is the result of computer programs being written using two digits rather that four to define the applicable year. As a result, computer programs that have time sensitive software may recognize a date using "00" to designate the year as 1900 rather than 2000. This could result in systems failure or miscalculation causing disruption of operations. We do not currently have any business operations and, as such, do not directly face any Y2K compliance issues. We do not and may not know the Y2K compliance status of any potential business opportunities, but we believe that there will be no material adverse impact upon us if a business opportunity is not Y2K compliant. It is not possible to be certain that all aspects of the Y2K problem affecting us, including those related to the efforts of any future customers, suppliers, or other third parties, will be fully resolved.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended August 31, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

October 1, 1999

                                                   AUTOEYE INC.
                                                   A Delaware Corporation

                                                   /s/  Andrew Hromyk
                                                   ------------------
                                                   By:  Andrew Hromyk
                                                   Title: President
                                                   Date: 10/1/99