Form 10QSB
period 1999-11-30
AUTOEYE INC
filed 1999-12-23
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended November 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________.

Commission File Number:_____________

--------------------------------------------------------------------------------

                                  Autoeye Inc.

        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------


            Delaware                                    98-0207081
--------------------------------------------------------------------------------
   (Jurisdiction of Incorporation)        (I.R.S. Employer Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes
[x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,927,040 shares of Common Stock

                          PART I: FINANCIAL INFORMATION

To simplify the language in this document, Autoeye Inc. is referred to as "We" or the "Company".



                          Item 1. Financial Statements

                                  Autoeye Inc.
                        (a development stage enterprise)
                              Financial Statements
                     November 30, 1999 and November 30, 1998
                (Unaudited - See Accountants' Compilation Report)

                         ACCOUNTANTS' COMPILATION REPORT




We have compiled the accompanying balance sheet of Autoeye Inc. as at November 30, 1999 and the statements of operations for the six-month and three-month periods ended November 30, 1999 and November 30, 1998 and the statements of cash flows for the six-month periods ended November 30, 1999 and November 30, 1998 in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any form of assurance on them.







                                                  N.I. Cameron Inc. (signed)

VANCOUVER, B.C.                                   CHARTERED ACCOUNTANTS
December 17, 1999


                                  Autoeye Inc.
                        (a development stage enterprise)
                                  Balance Sheet
                             as at November 30, 1999
                (Unaudited - See Accountants' Compilation Report)


                                     ASSETS


CURRENT
     Cash                                                                                     $         174
                                                                                             ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
     Accounts payable                                                                         $       1,147
     Due to related party                                                                            18,556
                                                                                              -------------
Total Liabilities                                                                                    19,703
                                                                                              -------------

STOCKHOLDERS' DEFICIT
     Share capital
         Authorized:
              30,000,000 common shares with a par value of $0.0001 each
                5,000,000 preferred shares with a par value of $0.0001 each

         Issued and outstanding:
                4,927,040 common shares                                                                 493
     Additional paid-in capital                                                                       4,517
     Deficit accumulated in the development stage                                                   (24,539)
                                                                                              -------------

Total stockholders' deficit                                                                         (19,529)
                                                                                              -------------

Total Liabilities and stockholders' deficit                                                   $         174
                                                                                              =============



    The accompanying notes are an integral part of these financial statement.



                                  Autoeye Inc.
                        (a development stage enterprise)
                            Statements of Operations
                 For the Six-month and Three-month Periods Ended
                     November 30, 1999 and November 30, 1998
                (Unaudited - See Accountants' Compilation Report)




                                                                                                    Period            Period
                                                                                                      from              from
                                                                                               December 18,      December 18,
                                      Three          Three             Six            Six             1997              1997
                                     months         months          months         months         (date of          (date of
                                      Ended          Ended           Ended          Ended   incorporation)    incorporation)
                               November 30,   November 30,    November 30,    November 30, to November 30,   to November 30,
                                       1999           1998            1999           1998             1999              1998
                             -------------------------------------------------------------------------------------------------
Expenses
  Professional fees           $      1,260    $        -    $      3,855     $        -    $      20,507     $       6,900
  Administration and                 2,443             -           3,907              -            3,907                 -
      filing fees
  Bank charges                          86             -             125              -              125                 -
                             -------------------------------------------------------------------------------------------------

Net Loss for the Period       $     (3,789)   $        -    $     (7,887)    $        -    $     (24,539)    $      (6,900)
                             =================================================================================================
Loss per share
  Basic and diluted           $     (0.001)                 $     (0.002)
                             ==============                ==============





   The accompanying notes are an integral part of these financial statements.



                                  Autoeye Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
     For the Six-month Periods Ended November 30, 1999 and November 30, 1998
                (Unaudited - See Accountants' Compilation Report)



                                                                  Period from                              Period from
                                                            December 18, 1997                        December 18, 1997
                                                                     (date of                                 (date of
                                                 Six months     incorporation)         Six months        incorporation)
                                                      Ended    to November 30,              Ended       to November 30,
                                          November 30, 1999              1999   November 30, 1998                 1998
                                       ---------------------------------------------------------------------------------
Cash flows used in operating
activities
  Net loss                              $       (7,887)     $      (24,539)      $        -          $      (6,900)
  Changes in operating assets
  and liabilities
         Accounts payable                        1,147               1,147                -                      -
         Accrued liabilities                    (3,500)                  -                -                      -
                                       ---------------------------------------------------------------------------------

  Net cash used in operating                   (10,240)            (23,392)               -                 (6,900)
  activities
                                       ---------------------------------------------------------------------------------

Cash flows provided by financing
activities
  Proceeds from capital contributions                -              5,010                 -                  5,010
  Due to related party                          10,414             18,556                 -                  1,890
                                       ---------------------------------------------------------------------------------

  Net cash provided by financing                10,414             23,566                 -                  6,900
  activities
                                       ---------------------------------------------------------------------------------

Net change in cash during the period               174                174                 -                      -

Cash at beginning of period                          -                  -                 -                      -
                                       ---------------------------------------------------------------------------------

Cash at end of period                   $          174      $         174        $        -          $           -
                                       =================================================================================


   The accompanying notes are an integral part of these financial statements.

                                  Autoeye Inc.
                        (a development stage enterprise)
                        Notes to the Financial Statements
                                November 30, 1999
                (Unaudited - See Accountants' Compilation Report)


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

     On January 9, 1998, Autoeye Inc. and Autoeye Corporation merged through an exchange of shares.

     The merger has been accounted for in a manner similar to a pooling of interests and accordingly the financial statements of the Company include the results of Autoeye Inc. and Autoeye Corporation since their inception, which in the case of Autoeye Inc. was December 18, 1997 and Autoeye Corporation was December 10, 1997. The share capital of the Company has been presented giving effect to the exchange of shares from date of incorporation.

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

         During the quarterly period ended November 30, 1999 we incurred general and administrative expenses of $7,887, all of which were related to share capital restructuring, the preparation of our audited financial statements for the year ended May 31, 1999, the filing of our Form 10-SB, the preparation of our first quarter financial statements for the period ended August 31, 1999 and the filing of our Form 10-QSB with the Securities and Exchange Commission. Operating capital to pay for these expenses were funded by advances from Century Capital Management Ltd., a company controlled by our president. As at November 30, 1999 we were indebted to Century Capital Management Ltd. for a total of $18,556.

                           PART II: OTHER INFORMATION

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly period ended November 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

December 17, 1999

                                                  AUTOEYE INC.
                                                  A Delaware Corporation

                                                  /s/  Andrew Hromyk
                                                  ------------------
                                                  By:  Andrew Hromyk
                                                  Title: President
                                                  Date: 12/17/99