Form 10QSB
period 2000-02-29
FORESTINDUSTRY COM INC
filed 2000-04-14
CIK 1052671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

X  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

For the quarterly period ended February 29, 2000.

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from  _______ to ____________

Commission file number:      0-26673

                            forestindustry.com, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

      Delaware                                    98-0207081
(State or Other Jurisdiction of           (I.R.S.Employer Identification No.)
Incorporation or Organization)

          504 - 999 Canada Place, Vancouver, British Columbia, V6C 3E1
                    (Address of Principal Executive Offices)

                                 (604) 632-3802
                (Issuer's Telephone Number, Including Area Code)

     ----------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No


      As of March 31, 2000 the Company had 15,314,540 outstanding shares of common stock.


      Transitional Small Business Disclosure Format (check one):

Yes               No    X

Item 1.     Financial Statements



Interim Consolidated Balance Sheet
----------------------------------------------------------------------------

                                              February 29,           July 31,
                                                  2000                1999
                                               ------------      ------------
ASSETS

CURRENT

Cash and Cash Equivalents                        $517,805              $2,819

Accounts Receivable                                79,504              64,657

Prepaid Expenses                                    4,805               1,795


Due from Affiliated Company                           166
                                                  -------             -------
                                                  602,114              69,437

Equipment                                          57,154              31,031

                                                 $659,268            $100,468
                                                 ========            ========

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Operating Line of Credit                          $10,348             $13,278
Accounts Payable and Accrued Liabilities           50,921              39,265
Unearned Revenues                                  57,764              52,281
Current Portion of Long Term Debt                      --              22,465
                                                  -------             -------
                                                  119,033             127,289

Due to Parent Company                                  --              50,341
Due to Shareholders                                    --              17,672
Long Term Debt                                         --              33,230
                                                  -------             -------
                                                  119,033             228,532
STOCKHOLDERS' EQUITY

Share Capital
    Common stock, $0.0001 par value
    30,000,000 authorized; 15,314,540
       issued and outstanding                        1,531                  1
    Preferred stock, $0.0001 par value
    5,000,000 authorized; 750 issued and
         outstanding                                     1                 --
Additional paid in capital                         737,853
Deficit                                           (199,150)          (128,065)

                                                   540,235           (128,064)
                                                  --------           ---------
                                                  $659,268           $100,468
                                                  ========           ========

Unaudited - "See accompanying notes to the consolidated financial statements"

Interim Consolidated Statements of Operations
For the Three and Nine Month Periods Ended February 29, 2000 and February 28, 1999 (In U.S. $)
--------------------------------------------------------------------------------

                                 Three Months Ended         Nine Months Ended
                               ----------------------    -----------------------
                               Feb. 29      Feb. 28,      Feb. 29,     Feb. 28,
                                 2000        1999          2000        1999
                                   $           $             $           $

REVENUES                        101,052      74,590       264,144    178,323
                               ---------------------------------------------

EXPENSES

Advertising and Promotion             2,887       278       3,584          -
Amortization                          2,029     1,940       8,753      7,095
Bad Debts                             6,544       461      18,044      3,856
Bank Charges and Interest             2,865     3,530      11,033     12,317
Consulting Fees                      17,211         -      17,490      1,828
Filing Fees                           3,684         -       3,703          -
Foreign Exchange Loss (Gain)          7,961     1,974       5,885    (6,655)
Office                               10,015     3,080      18,788      5,221
Printing                             15,286     4,097      23,720      4,680
Professional Fees                    14,610     2,882      33,411     13,542
Rent, Property Taxes and              5,794     1,717      14,250      5,316
Utilities
Salaries and Benefits                63,654    34,519     169,158    105,122
Telephone                             6,576     2,198      13,398      7,233
Trade Shows                           2,566         -       9,466        817
Travel and Lodging                    8,336     1,372      21,049      5,099
                               ---------------------------------------------

                                    170,018    58,048     371,732    165,471
                               ---------------------------------------------


NET INCOME (LOSS)
FOR THE PERIOD                     (68,966)  (16,542)   (107,588)     12,852
                               ---------------------------------------------




Weighted Average Number of
Shares Outstanding, Basic and
Diluted                         11,596,941  10,000,000  10,530,371   10,000,000
                               ================================================

Earnings (Loss) per Common
Share,
Basic and Diluted                   (0.006)     (0.002)      (0.01)      0.001
                                  =============================================




Unaudited - "See accompanying notes to the consolidated financial statements"

Interim  Consolidated  Statements of  Stockholders'  Equity
For the Periods from January 09, 1997  (inception) to February 29, 2000
(In U.S.$)
-------------------------------------------------------------------------------

                                                 Common Stock           Preferred Stock
                                         -----------------------    ---------------------    Additional
                                           Number of                 Number                   Paid in
                                              Shares     Amount    of Shares     Amount       Capital     Deficit       Total
                                                              $                     $           $            $             $
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 09, 1997 (inception)            100          -          -          -           -             -            -

Net Loss for the Period                            -          -          -          -           -      (54,533)     (54,533)
-------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                            100          -          -          -           -      (54,533)     (54,533)

Net Loss for the Year                              -          -          -          -           -      (51,892)     (51,892)
-------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                            100          -          -          -           -     (106,425)    (106,425)

Net Income for the Year                            -          -          -          -           -        14,863       14,863
-------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                            100          -          -          -           -      (91,562)     (91,562)

Common stock issued to purchase all
issued and
       outstanding shares of The Forest   10,000,000      1,000          -          -           -            -        1,000
Industry Online Inc.,
       January 31, 2000 (note 3)

Adjustment to comply with                  4,926,940        492          -          -    (21,020)            -     (20,528)
recapitalization
       accounting (note 3)

Common stock issued for services,
January 31, 2000, valued                      37,500          4          -          -         859            -          863
      at approximately $0.023 per share
(note 3)

750 Series `A' convertible preferred
shares issued for cash,                            -          -        750          1     749,999            -      750,000
 January 31, 2000 at $1,000 per share (note 3)

Common stock issued for services in
February, 2000 valued at approximately
    $0.023 per share (note 5(c))             350,000         35          -          -       8,015            -        8,050

Net Loss for the Period                            -          -          -          -           -     (107,588)    (107,588)
---------------------------------------------------------------------------------------------------------------------------------

Balance, February 29, 2000                15,314,540      1,531        750          1     737,853   (199,150)      540,235

--------------------------------------------------------------------------------------------------------------------------

Unaudited - "See accompanying notes to the consolidated financial statements"

Interim  Consolidated  Statements of Cash Flows
For the Nine Month Periods Ended
February 29, 2000 and February 28, 1999 (In U.S. $)
----------------------------------------------------------------------------

                                                            2000         1999
                                                             $            $
CASH WAS PROVIDED FROM, UTILIZED (FOR):

OPERATING ACTIVITIES:
Net Income (Loss) for the Period                          (107,588)      12,852
Non-Cash Items:
  Amortization                                                8,753       7,095
  Common Stock Issued in Exchange for Services                8,050           -
  Foreign Exchange Loss                                       5,885           -
  Change in Non-Cash Working Capital Accounts
     Accounts Receivable                                   (22,324)    (22,173)
     Prepaid Expenses                                       (4,565)           -
     Accounts Payable and Accrued Liabilities                30,454     (2,118)
     Unearned Revenues                                       33,742       9,487
                                                       -------------------------

Net Cash Provided by Operating Activities                  (47,593)       5,143
                                                       -------------------------

FINANCING ACTIVITIES
Long-term Debt and Operating Line of Credit Advances       (60,860)      79,930
(Repayments)
Advances (to) Related Company                              (71,229)    (66,862)
Advances from  (to) Shareholders                           (18,348)      11,918
Net Proceeds from Issuance of Preferred Stocks              750,000           -
                                                       -------------------------

Net Cash Provided by Financing Activities                   599,563      24,986
                                                       -------------------------

INVESTING ACTIVITY

Acquisition of Capital Assets                              (37,712)    (18,634)
                                                       -------------------------

INCREASE IN CASH                                            514,258      11,495

Cash, Beginning of the Period                                 3,547       4,317
                                                       -------------------------


CASH, END OF THE PERIOD                                     517,805      15,812
                                                      =========================






Unaudited - "See accompanying notes to the consolidated financial statements"

Notes to the Interim Consolidated Financial Statements
As at February 29, 2000
--------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS


forestindustry.com, Inc. (the "Company") was incorporated in Delaware on December 18, 1997 under the name of Autoeye Inc. On February 25, 2000, the Company changed its name to forestindustry.com, Inc. Prior to our acquisition of The Forest Industry Online Inc. ("Forest") (note 2(a)), the Company was inactive.

The Company's current business activities include designing web sites and operating and maintaining a computer internet web site for companies associated with the forest industry.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a)  Reverse Takeover

On January 31, 2000, the Company merged with Forest, with Forest's stockholders receiving 10,000,000 shares of common stock and control of the Company. Accordingly, Forest is deemed the accounting acquiror for financial statement purposes. The acquisition, a reverse takeover, has been accounted for as a capital transaction effectively representing an issue of stocks by Forest for the net assets of forestindustry.com, Inc.


The Company's historical financial statements reflect the financial position, results of operations and cash flows of Forest from the date of its incorporation on January 09, 1997 under the laws of the Province of British Columbia. The historical stockholders' equity gives effect to the shares issued to the stockholders of Forest. The results of operations of forestindustry.com, Inc. are included only from the date of acquisition, January 31, 2000.

b)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


c)  Basis of Consolidation

These consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, The Forest Industry Online Inc. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


d) Equipment and Depreciation

Equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from five to ten years.

Notes to the Interim Consolidated Financial Statements
As at February 29, 2000
---------------------------------------------------------------------------

Note 2 - Significant Accounting Policies (continued)



e)  Cash and Cash Equivalents

The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.


f)  Revenue Recognition and Unearned Revenues

Revenues are recorded on the billed basis. Customers are billed on a quarterly basis in advance for advertising fees and hosting revenue. Unearned revenues relate to the period of the billing that has not yet transpired and therefore not earned.


g)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


h)  Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has losses in the periods presented, basic and diluted loss per share is the same.

i)  Stock-based Compensation

The Company accounts for its stock-based compensation arrangement in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the fair value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.
This information is presented in note 5(c).

SFAS No. 123, Accounting for Stock Based Compensation, required entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide for forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value -based method defined in SFAS No. 123 had been applied to these transactions.

Notes to the Interim Consolidated Financial Statements
As at February 29, 2000
----------------------------------------------------------------------------

Note 2 - Significant Accounting Policies (continued)


j)  Foreign Currency Translation

The functional currency of the Company is the United States dollar and for its Canadian subsidiary the forestindustry.com, Inc. Canadian dollars. Transactions in foreign currencies are translated to United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the consolidated statement of operations.

Note 3 - Acquisition

On January 31, 2000, the Company merged with Forest. The acquisition was a reverse takeover with Forest being the deemed accounting acquiror for financial statement purposes.

Under the terms of agreement, the Company issued 10,000,000 common shares for all of the 100 common issued and outstanding shares of Forest. As at January 31, 2000, there were 4,927,040 common shares of the Company (after reflecting a 21:1 stock consolidation which occurred on August 20, 1999 and a subsequent stock split of 1:40 which occurred on August 21, 1999). The acquisition was accounted for as a recapitalization of Forest. The transaction has been accounted for as a capital transaction effectively representing an issue of shares by Forest for the net assets of the Company. On January 31, 2000 the net assets of the Company consisted of:


      Cash and Cash Equivalents                  $ 750,000
      Accounts Payable                            (19,703)
                                              ------------

                                                 $ 730,297
                                              ------------


Total costs related to this recapitalization transaction were estimated at $15,863. They include cash expense in the estimated amount of $15,000 and non-cash expense in the amount of $863. The non-cash expense relates to the issuance of 37,500 shares of common stock of the Company. The fair value of these services was estimated based upon the estimated fair value of the shares at $0.023 per share. Total transaction costs have been recorded as a charge to the stockholders' equity of the Company.

Cash and cash equivalents held by the Company in the amount of $750,000 were obtained through subscriptions for a private placement of 750 shares of Series "A" Convertible Preferred Stock at a price of $1,000 per share. The closing of this private placement and the release of funds held in escrow were contingent on this acquisition being completed. The shares of Series "A" preferred stock are convertible, at the option of the holder, and at any time after March 16, 2000, into common stock at 75% of the last ten day average closing bid price of the Company subject to a maximum conversion rate of 5,000 shares of common stock for one share of preferred stock and a minimum conversion rate of 250 shares of common stock for one share of preferred stock. In addition, if a registration statement in respect of the common stock underlying the preferred stock is effective, all Series "A" preferred stock will be deemed to convert into common stock on or before January 31, 2001, the first anniversary date.

The following table reflects unaudited pro forma information which combines the operations of forestindustry.com, Inc. for the nine months ended February 29, 2000 and February 28, 1999 as if the acquisition of forestindustry.com, Inc. had taken place at the beginning of the period. There were no pro forma adjustments required in combining this information of these two entities. This pro forma information does not reflect any non-recurring charges or credits directly attributable to the transaction. This pro forma information does not purport to be indicative of the revenues and net loss that could have resulted had the acquisition been in effect for the period presented and is not intended to be a projection of future results or trends.

Notes to the Interim Consolidated Financial Statements
As at February 29, 2000
-----------------------------------------------------------------------------

Note 3 - Acquisition (continued)

                                                        Nine Months Ended
                                               February 29,      February 28,
                                                  2000              1999
                                                    $                 $

Revenues                                        264,144          178,323

Expenses

   Bad Debts                                     18,044            3,856
   Promotion and Trade Shows                     34,098            5,916
   General and Administrative                   103,562           35,207
   Professional Fees                             54,756           25,122
   Wages                                        169,158          105,122
                                             ------------------------------

Net Income (Loss) for the Period               (115,474)           3,100
                                             ----------------------------


Net Loss Per Share                                (0.01)               -
                                             =============================

Note 4 - Operating Line of Credit

The Company has a $10,347 (CDN $15,000) revolving operating line of credit with the Royal Bank of Canada. The line of credit is payable on demand, bears interest at prime plus 1.75% per annum payable monthly, and is secured by a general security agreement over all assets of the Company, guarantees by a corporate shareholder and personal guarantee of the principals of the Company.

The line of credit was paid off in March, 2000 and the general security agreement as well as the guarantees have been removed.


Note 5 - Stockholders' Equity

a)  Preferred Stock

On January 31, 2000, the Company issued through a private placement 750 shares of Series "A" convertible preferred stock at a price of $1,000 per share. Holders of Series "A" convertible preferred stock are entitled to distribution of $1,000 per share prior to any distribution to the holders of the Company's common stock in the event of any liquidation or dissolution of the Company.

Notes to the Interim Consolidated Financial Statements
As at February 29, 2000
----------------------------------------------------------------------------


Note 5 - Stockholders' Equity (continued)

The Series "A" preferred stock is convertible, at the option of the holder, and at any time after March 16, 2000, into common stock at 75% of the last ten day average closing bid price of the Company subject to a maximum conversion rate of 5,000 shares of common stock for one share of preferred stock and a minimum conversion rate of 250 shares of common stock for one share of preferred stock. In addition, if a registration statement in respect of the common stock underlying the preferred stock is effective, all Series "A" preferred stock will be deemed to convert into common stock on or before January 31, 2001, the first anniversary date.

b)  Stock Options

In February, 2000, the Company adopted a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors and employees to acquire up to 250,000 shares of the Company's common stock.

The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for qualified incentive stock options is not to be less than the fair market value of the underlying stock at the date of grant, and to have terms no longer than ten years from the date of grant.

On February 29, 2000, the Company granted options to purchase a total of 31,000 shares of the Company's common stock at a price of $4.00 per share to employees of the Company. The options vest on or after February 29, 2001 and expire between February and April, 2005

c)  Stock-Based Compensation

In January, 2000, the Company issued 37,500 shares of common stock in exchange for services relating to the acquisition of forestindustry.com, Inc. The fair value of these services was estimated based upon the estimated fair value of the shares at $0.023 per share or $863. The costs were deducted from the additional paid-in capital from the said acquisition.

In February, 2000, the Company recorded non-cash compensation expense of $8,050 related to the issuance of 350,000 shares of common stock to certain employees of the Company. The fair value of the shares was estimated at $0.023 per share at the time of the transaction.


Note 6 - Commitments

a) The Company has entered into an agreement to lease office premises to September 30, 2001. The monthly lease payment is $2,679.

b) The Company has entered into an agreement to lease a vehicle to March 9, 2003. The monthly lease payment is $529 with an option to purchase the vehicle at the end of the lease for $14,717.

c) The   Company   has  entered   into  an   agreement   to  lease  an  internet
   telecommunication line to December 31, 2002. The monthly lease payment is $959.

Notes to the Interim Consolidated Financial Statements
As at February 29, 2000
-------------------------------------------------------------------------------

Note 6 - Commitments (continued)

d) The Company has entered into a consulting contract with an individual to perform various investor relations and corporate development functions for an initial fee of $4,600, which was settled by the issuance of 200,000 common shares of the Company at $0.023 per share, and a monthly fee of $2,414. The contract term commenced on February 29, 2000 and continues until February 28, 2001.

e) The Company has entered into a consulting contract with an individual to perform various accounting functions for a monthly fee of $1,655. The contract term commenced on February 15, 2000 and continues until August 15, 2000.

f) The Company has entered into an employment contract with the President of the Company for an annual salary of $51,738. The employment contract commenced on February 1, 2000 and continues until January 31, 2003.

g) The Company has entered into an employment contract with the Chief Information Officer for a signing bonus of $3,450, which was settled by the issuance of 150,000 common shares of the Company at $0.023 per share, and an annual salary of $51,738. The employment contract commenced on February 29, 2000 and continues until February 28, 2001.

h) The Company entered into an agreement dated March 1, 2000 for advertising and marketing services for a term of three months pursuant to which the Company agreed to pay total fees of $15,000.

Note 7 - Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, operating line of credit, and accounts payable and accrued liabilities. The estimated fair value of such financial instruments approximates their carrying value.

    Item 2.Management's Discussion And Analysis And Plan Of Operations

            The financial information contained in this Quarterly Report reflects the business operations of our wholly owned subsidiary, The Forest Industry Online Inc. As a result of the acquisition of The Forest Industry Online Inc. on January 31, 2000, as described below, we succeeded to the business operations of The Forest Industry Online Inc. On February 25, 2000 we changed our name to forestindustry.com, Inc. from Autoeye, Inc. Prior to our acquisition of The Forest Industry Online Inc. we had not commenced any operational activities other than initial corporate formation and capitalization.

            This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of new communication products, the impact of competitive products and services, and the other risks and uncertainties, including those relating to the recent acquisition of a new line of business described below. These forward-looking statements speak only as of the date hereof and should not be given undue reliance. Actual results may vary significantly from those projected.

     Overview

            We are in the business of providing direct customer service and support to businesses, individuals and organizations within the forest and wood product industries. Through our website, we have developed an internet based community that aides businesses, organizations, and individuals involved in the forest industry to use the internet for communication as well as daily operations.

            Through and including January 31, 2000, the period which financial information is presented herein, we conducted business under the name "Autoeye Inc." During this period we were inactive and without operations. Our sole business during that time was to locate a suitable business entity to acquire.

            On January 31, 2000, we acquired all of the issued and outstanding shares of The Forest Industry Online Inc. by way of a Share Exchange Agreement, and subsequently changed our name to forestindustry.com, Inc. As a consequence of such acquisition, our President resigned and Joe Perraton, a principal of The Forest Industry Online Inc., was appointed President. The Company has entered into a three year Employment Agreement with Mr. Perraton. In connection with the share exchange, the Company issued 10,000,000 shares of common stock to the shareholders of The Forest Industry Online Inc. in exchange for all of the issued and outstanding shares of The Forest Industry Online Inc. Also in connection with such transaction, the Company authorized and issued 750 shares of a newly created Series A Convertible Preferred Stock at an aggregate price of $750,000. For accounting purposes, the acquisition by us of The Forest Industry Online Inc. has been treated as a reverse acquisition.

            From its inception in 1997, we have grown to approximately 500 customers as of February 29, 2000. Approximately 70% of our clients are U.S. companies and the majority of our other clients are from Canada, Europe, Asia and Australasia. An essential element of our business will be to expand the internet services we offer to customers and to obtain the rights to proprietary software for the hosting of online business to business services. We will be seeking partnerships with electronic commerce providers to build the proprietary online lumber and equipment exchange.

     Results of Operations

            During the nine months ending February 29, 2000 revenues increased by 48% over the prior period as we added more customers to our website. However, during this same period expenses increased by 125% over the nine months ending February 28, 1999 resulting in a loss of $(107,588). The increase in expenses was the result of an expanded advertising and marketing program and the addition of customer service and technical support personnel who were required due to our higher level of activity.


     Liquidity and Capital Resources


      During the nine months ending February 29, 2000 our sources and use of cash were:

                  Cash provided by operations                    $(47,593)

                  Payment of long term debt and bank
                    credit line                                   (60,860)

                  Loans repaid to Teaco Properties Ltd.           (71,229)
                    (a principal shareholder)

                  Loans repaid to other shareholders              (18,348)

                  Proceeds from sale of preferred stock           750,000

                  Purchase of Equipment                           (37,712)

                  Net increase in cash during the period         $514,258
                                                                 ========


       During the twelve months ending April 30, 2001 we anticipate that we will need capital for the following purposes:

                  Fund operating losses:                        $1,000,000
                  Sales and marketing:                             100,000
                  Expansion of Internet Services                   150,000
                  Establishment of our Lumber and
                    Equipment Exchange:                            300,000
                                                                  --------
                                                                 1,550,000
                                                                 =========

       We expect our expenses will continue to increase during the next twelve months as a result of increased marketing expenses and the expansion of our online services.

       We plan to develop the Lumber and Equipment Exchange, or LEE, which will conduct auctions of lumber, equipment and other wood products by means of the internet. To establish the Lumber and Equipment Exchange we will need to license from a third party the computer software systems needed to operate an internet based auction site. We will earn commissions on any sales made through the LEE. We anticipate that the LEE will be operational by July, 2000.

       We expect that we can obtain a license for the computer system needed for the LEE for approximately $300,000. In the alternative, we may attempt to establish a joint venture or similar arrangement with a company which has the rights to such a computer system, in which case the initial cost of the license would be less but we would be reuquired to share any revenues we earn from the LEE with our joint venture partner. As of March 31, 2000 we had not obtained any license for the computer programs which will be required for our Lumber and Equipment Exchange.

       As of February 29, 2000 we had working capital of $483,081. We anticipate obtaining the additional capital which we will require through revenues from our operations and through a combination of debt and equity financing. There is no assurance that we will be able to obtain capital we will need or that our estimates of our capital requirements will prove to be accurate. As of the date of this prospectus we did not have any commitments from any source to provide additional capital.

                                     PART II


                                Other Information


      Item 2.  Changes in Securities

      During the three months ended February 29, 2000 we:

o Issued 10,000,000 shares of common stock to three persons in connection with the acquisition of The Forest Industry Online, Inc.

o Issued 387,500 shares of common stock to three persons for services rendered, and

o Sold 750 shares of our preferred stock to three persons for $750,000 in cash.

      The shares of common stock issued or sold during the quarter were issued or sold in reliance upon the exemption provided by Section 4(2) of the Act. The persons who acquired these shares were either accredited or sophisticated investors. The shares of common stock were acquired for investment purposes only and without a view to distribution. The persons who acquired these shares were fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The persons acquired these shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

      All sales of the Series A preferred stock were exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission. All shares of the preferred stock were acquired for investment purposes only and without a view to distribution. All of the persons who acquired the Company's Series A preferred stock were fully informed and advised about matters concerning us, including our business, financial affairs and other matters. The purchasers of the Company's Series A preferred stock acquired the securities for their own accounts. The certificates evidencing the Series A preferred stock bear legends stating that they may not be offered, sold or transferred other that pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. All Series A preferred shares are "restricted" securities as defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission.

    Item 6. Exhibits and Reports on Form 8-K

    The Exhibits in the following table have been filed as part of this Report on Form 10-QSB:

            Exhibit Number                            Description of Exhibit

            27                                       Financial data schedule

    Reports on Form 8-K:

1. On February 15, 2000, the Company filed a Current Report on Form 8-K to report (i) the closing of its acquisition of The Forest Industry Online Inc. and (ii) the closing of a private placement of securities.

2. On February 16, 2000, the Company amended the 8-K Report filed on February 15, 2000

3.   On March 8, 2000,  the Company filed a Current Report on Form 8-K to report
     (i) a change in its independent certified public accountant and (ii) the change of the name of the Company to forestindustry.com, Inc.

                                   SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   forestindustry.com, Inc.

Date:   April 14, 2000          /s/ Joe Perraton
                                   ------------------------------
                                   Joe Perraton,  President,
                                   (Principal Financial and Accounting Officer)
                            forestindustry.com, Inc.



                                   FORM 10-QSB

                        QUARTER ENDING FEBRUARY 29, 2000


                                   EXHIBIT 27