Form 10KSB
period 2000-05-30
FORESTINDUSTRY COM INC
filed 2000-09-13
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For The Fiscal Year Ended May 31, 2000       Commission File Number 0-26673


                            FORESTINDUSTRY.COM, INC.
             (Exact name of Registrant as specified in its charter)


             DELAWARE
(State of other jurisdiction of                    98-0207081
 incorporation or organization)          (I.R.S. Employer Identification Number)
----------------------------------------  --------------------------------------



              2480 Kenworth Road, Suite 11
                Nanaimo, British Columbia                   V9T 3Y3
       -----------------------------------------          -----------
       (Address of Principal Executive Offices)            (Zip Code)


 Registrant's telephone number including area code:         (604) 632-3802


Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES X       NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $335,287

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of August 28, 2000, was $4,550,499

The number of shares outstanding of the issuer's common stock as of August 28, 2000, was 13,783,666.

Documents Incorporated By Reference: Certain exhibits required by Item 13 have been incorporated by reference from the Company's Form 10-SB filed on November 4, 1999 and the Company's Registration Statement on Form SB-2 filed May 19, 2000.

Transitional Small Business Disclosure Format:   Yes         No X

ITEM 1.  DESCRIPTION OF BUSINESS

General

         forestindustry.com, Inc. is an internet service provider to the forest and wood products industry. Our website includes information and advertising relating to forest and logging; wood processing and logs; and lumber and wood products. We are also in the process of establishing a business to business exchange to support the purchase and sale of wood, wood products and wood related services. Our strategy is to become an internet leader in supporting an e-focused marketplace for the highly fragmented global forest industry.

         As used in this report, the terms "we," "us," "our," the "Company" and "forestindustry" means forestindustry.com, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts refer to United States dollars unless otherwise noted.

Corporate History

         We were originally incorporated in Delaware on December 18, l997 under the name "Autoeye Inc." Autoeye's initial plan of business was to merge with a company in the industry of vehicle surveillance systems, but this plan was abandoned prior to any operations. Prior to Autoeye's acquisition of The Forest Industry Online Inc., it had not commenced any operations other than initial corporate formation and capitalization.

         On January 31, 2000 Autoeye acquired all of the issued and outstanding common shares of The Forest Industry Online Inc. in exchange for 10,000,000 shares of Autoeye common stock. The Forest Industry Online, Inc. has been in operation since 1995, first as a proprietorship and since January 1997 as a corporation. The value attributed to the share exchange was CDN $335,000. The principals of The Forest Industry Online were Joe Perraton, Lara Perraton and Teaco Properties Ltd. (which is beneficially owned by Marc White and Dave McNaught). Autoeye's then president, Andrew Hromyk, represented the interests of Autoeye. Concurrent with the acquisition of The Forest Industry Online Inc., Autoeye issued 750 shares of its Series A Convertible preferred stock at a price of $1,000 per share for gross proceeds of $750,000. The subscribers of the preferred shares were Augustine Fund, LP, Ascent Financial, and Indenture Trust of James F. Cool. Autoeye also issued 37,500 shares of its common stock to Century Capital Management Ltd, as consideration for consulting services provided in connection with Autoeye's acquisition of The Forest Industry Online Inc. Century Capital Management is controlled by Andrew Hromyk.

         Following the acquisition of The Forest Industry Online Inc. Mr. Perraton, a principal of The Forest Industry Online Inc., was appointed as Autoeye's President as well as a director. Mr. Marc White was also appointed as a director. Autoeye's former President, Andrew Hromyk, resigned from that position and was appointed as Autoeye's Secretary. Mr. Hromyk resigned as an officer and director in May 2000. Mr. White resigned as a director of the Company in July 2000.

         On February 25, 2000, Autoeye changed its name to "forestindustry.com, Inc." We have also done business under the name "The Forest Industry Network."

         Our business is a continuation of that which was previously being conducted by The Forest Industry Online, Inc. which remains a wholly owned subsidiary of the Company.

Products and Services

Website Hosting/Advertising

         Our primary business is supporting our website located at "www.forestindustry.com." This site provides a directory of companies associated with the forest and wood industry. Our website is divided into three categories:
Forest and Logging, Wood Processing and Lumber and Wood Products. Within Forest and Logging we list services pertaining to logging equipment, reforestation, trucks, safety supplies, computer services, contractors and ancilliary services. The Wood Processing section contains services related to mills including equipment, safety services, computers, consultants and ancilliary services. The Lumber and Wood Product section of our website contains services related to pallets, boxes and containers, mill and woodworking machinery and consulting services. All sections are linked through an alphabetical listing of all customers who list on our website.

         Our website includes The World Wood Exchange which allows manufacturers, buyers and intermediaries to purchase and sell all types of wood products through the website. Our website also provides information on industry related trade shows, conferences and news items and allows for the exchange of information through our online discussion forums. All updates and changes made to the website are completed by our in-house technical staff.

         Our website also allows companies to advertise their products or services. We charge a monthly fee to customers based on the size of the advertisement. Our monthly fees for basic advertising services currently range from $39 to $86.

Internet Services

         The internet related services we provide are essentially all services which a business needs to promote itself and to advertise and/or sell its products and services through the internet. We charge either a monthly fee for these services or a fee based upon the number of hours involved in the project. Our services, all of which can be customized to the specific needs of the customer, include:

o    complete web site design and maintenance
o    design and maintenance of databases for new and used:
     o    equipment
     o    parts and supplies
     o    inventories of wood products
     o    real estate listings
     o    customers
o    design of forms used to pay for products and services with a credit card
o    customized   layouts  for  order  forms,   multi-state  tax   calculations,
     international taxes
o database administration programs which provide customers with the ability to:
     o    modify product prices
     o    provide product and services
     o    input shipping methods based on price, quantity and weight variables
o    transaction and billing reports
o online storefronts and catalogues for products and services offered by our members
o    online classified advertisements
o    email accounts for members

         We have technical and customer support staff who are available during business hours to assist all members with the use of our services.

New Products

         The Company plans to develop an online business exchange for the forest and wood industry called the Lumber and Equipment Exchange, or LEE. The LEE will host auctions of lumber, equipment and other wood products. Revenue will be generated on a commission basis. We will need to license sophisticated software and hardware to support the LEE program. We hope to attract an alliance partner to help finance and develop the LEE program. Once an alliance partner is found and financing has been secured, we anticipate it will take approximately 6 weeks to design the basic framework for the LEE. We will require ongoing design and technical assistance from an alliance partner in the following areas: e-commerce infrastructure, systems integration and installation of enabling internet software. We estimate that it will take between 12-18 months to have a fully integrated exchange developed and operational. Related services, which we plan to offer to customers of the LEE, include credit verification, delivery scheduling, inspection services and payment settlement.

         The Company also plans to design a standard storefront for our members. We intend to upgrade existing storefronts used by our members to increase their efficiency. Once our standard storefront is developed, we will be able to adapt it to the needs of any of our customers with minimal effort.

         The Company further plans on developing a data and training component to our online services. Training programs will be standardized, hosted on an application service provider model and marketed to the forest and wood industry.

Pending Acquisition

         Subsequent to the year-end, the Company signed a non-binding letter of intent to acquire C.C. Crow Publishing, Inc. for $330,000 and 400,000 shares of our common stock. Crow's was established in 1921 and publishes market reports for the softwood industry. Crow's currently publishes seven weekly market reports which include the Crow's Weekly Market Report of Lumber and Panel Prices. Crow's also publishes monthly the Crow's Forest Industry Journal which is a trade journal directed toward major issues facing the wood and lumber industry. This acquisition is subject to several conditions including the Company's ability to pay the cash portion of this transaction by the closing date of December 31, 2000. There is no assurance that this acquisition will be consummated. The Company has placed the 400,000 shares in escrow pending the closing of this transaction. 125,000 shares of this amount are a non-refundable deposit which will be issued to the owner of Crow's whether this acquisition closes or not.

Sales and Marketing

         We promote our website by participating in the following:

     o    industry trade shows and conferences
     o    advertising in industry journals
     o working with key forest associations to advertise our products and services; and,
     o publishing a yearly guidebook which includes information on our products and services, upcoming industry conferences and events as well as a directory listing of organizations which utilize our online services.

         Due to the seasonal nature of the forest industry, our advertising and marketing expenses will normally be higher in the second and fourth quarters.

         As of May 31, 2000, the Company had over 640 customers which number has almost doubled since the fiscal year end. We have no reliance on any specific customer or small group of customers. Approximately 70% of our customers are U.S. companies, 20% are from Canada and approximately 5% are from Europe, Asia and Australia.

Competition

         There are currently very few internet websites devoted to the forest
industry   sector.   Our   competitors   include   "e-wood.com,"    "Talpx.com,"
"VerticalNet," and other startup company's such as forestweb.com. The Company also competes with various regional and national commodity exchanges.

         e-wood.com and Talpx Inc. provide internet websites which connect buyers and sellers of wood and related products and include news and information for the wood products industry.

         VerticalNet provides websites for companies in the forest and wood products industry but does not currently provide any news or information on its websites, which relate to the forest or wood products industry.

         Indirect   competitors   include  various  webhosting  and  web  design
companies ranging from large corporate internet service providers to small home-based businesses. These competitors comprise a small proportion of our competition and often have little or no specific knowledge of the forest industry.

Intellectual Property, Government Approvals and Regulation

         Our internet services, web site design and database programs are not protected by any patents or copyrights. Our website domain name is registered with Network Solutions, Inc. We also have registered the names "forestindustry.net;" "logsandlumber.com" and other web addresses. We are not subject to government regulation nor do we require any government approvals in either Canada or the United States to provide internet or web design services to our customers. We may be subject to regulations in the future if state or federal agencies choose to impose regulations applicable to the Internet.

Employees

         As of August 28, 2000 we had 26 full-time employees. We anticipate hiring 5 more employees over the next six months to service customers using our web site. We also utilize the services of 3 consultants.

ITEM 2 DESCRIPTION OF PROPERTY

         Our corporate offices were located at Suite 504, 999 Canada Place, Vancouver, British Columbia V6C 3E1 where the Company leased approximately 2,000 square feet of space under a subtenancy lease which expires on September 30, 2001. However, subsequent to the year-end the Company consolidated its corporate offices with its operational and administrative offices located at 2480 Kenworth Road, Suite 11, Nanaimo, British Columbia, Canada V9T 3Y3. The Company leases approximately 4,000 square feet of office space under a lease, which expires May 31, 2001.

         All of the Company's computer and telecommunications equipment is located at its Nanaimo offices. As of August 28, 2000, the Company was operating at 30% to 40% capacity and does not foresee the need to upgrade until its customer base doubles.

Risks Associated with Company's Developing Business

         The Company is still in the early stages of developing its website and marketing its internet services. Consequently, it has only a limited history of revenues and business track record.

         The Company's ability to successfully operate and expand its website and market its services will depend on, among other things:

o the continued improvement of its internet technology to support the forest and wood industry
o    the development and expansion of its internet services
o    the expansion of its subscriber base
o the establishment of its website as an effective advertising and business medium for the forest and wood industry

         Given the Company's limited operating history and revenues, there can be no assurance that it will be able to achieve any of these goals and develop a sufficiently large subscriber base to be profitable.

         Until revenues are sufficient to support the Company's business, it will depend almost exclusively on outside capital to pay for the development of its e-commerce business. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available if necessary to the Company to meet these development costs or, if the capital is available, it will be on terms acceptable to the Company. The issuance of additional equity securities by the Company would result in a further dilution in the equity interests of the current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

         The success of the Company's web-based business will depend on several factors including the following:

o    whether e-commerce will be suitable for the wood and forest industries
o internet users could use "filter" software programs that limit exposure to internet advertising
o the absence of long-term contracts or agreements with the Company's customers and, as a result, no assurance of ongoing revenues
o the need to obtain and install the necessary internet operating programs to implement the Company's proposed Lumber and Equipment Exchange service
o possible government regulation or taxation may adversely affect the user of electronic commerce

         The Company's business depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Any system interruptions that cause its website to be unavailable or to perform poorly for users may reduce the attractiveness to advertisers and could adversely affect the Company's business and operating results. Although the Company has back-up facilities for its computer systems, it relies on one provider for its telecommunication lines. If the telecom provider failed to provide service to the Company's systems, it would be unable to maintain website availability. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

         The success of the Company will also depend on its ability to respond to technological advances and emerging industry standards in a cost-effective and timely manner. The Company may not have the technical or financial ability to respond to these technical challenges.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On February 25, 2000, a special meeting of the Stockholders was duly held, at which there was present a majority of the stockholders of the Company, to vote upon amending Article I of the Articles of Incorporation to change the name of the Company from Autoeye Inc. to forestindustry.com, Inc. At the special meeting there were present, either by proxy or in person, 14,137,240 shares of the 14,964,540 shares of the Company's outstanding Common Stock. All 14,137,240 shares present voted for adopting the amendment to Article I of the Articles of Incorporation. The stockholders of the Company that were not present by proxy or in person were given notice of the special meeting in accordance with Section 222 of the Delaware General Corporation Law.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market

         Since December 1999 the Company's common stock has been quoted on the National Association of Securities Dealers' OTC Bulletin Board, initially under the symbol "AUYE", and after February 25, 2000 under the symbol "FXCH". A trading market only developed on March 1, 2000. Prior to that date, there was no public market for the Company's common stock. Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                 Common Stock
                                          -------------------------
  Month Ended                              High                Low
  ---------------                         -----               -----
  March 31, 2000                          $8.00               $7.81
  April 30, 2000                          $3.00               $3.00
  May 31, 2000                            $1.25               $1.25

         Approximate number of holders of common stock dividends. As of August 28, 2000 there were 58 holders of record of the Company's common stock. This number does not include stockholders who hold the Company's stock in street name.

Dividends

         Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its common stock and it does not have any current plans to pay any dividends in the foreseeable future.

Capital Stock

         During the Company's last fiscal year ended May 31, 2000, it sold the following equity securities pursuant to exemptions from registration under the Securities Act of 1933.

         On January 31, 2000, the Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding stock of The Forest Industry
Online, Inc. from 3 shareholders of The Forest Industry Online, Inc. In conjunction with this acquisition, 37,500 shares of common stock were issued to one consultant for services rendered relating to the acquisition. The shares were issued to investors residing outside of the United States. The issuance of the Company's shares of common stock was deemed exempt pursuant to Regulation S. No commissions were paid.

         On January 31, 2000, the Company sold 750 shares of its Series A Convertible Preferred Stock to three institutional investors for aggregate proceeds of $750,000. Each Series A preferred share may be converted, at the option of the holder, into shares of common stock equal in number to the amount determined by dividing $1,000 by 75% of the average closing bid price of the Company's common stock for the ten trading days preceding the conversion date, subject to a maximum of 5,000 shares of common stock being issued for each Series A preferred share and a minimum of 250 shares of common stock being issued for each Series A preferred share. In addition, all outstanding Series A preferred shares will automatically convert into shares of common stock on January 31, 2001 at the conversion rate described above. In May 2000, 375 Series A preferred shares were converted into 249,221 shares of common stock. Subsequent to the year-end, an additional 125 Series A preferred shares were converted into 155,039 shares of common stock and another 50 Series A preferred shares were converted into 62,106 shares of common stock. As of August 28, 2000, 200 Series A Convertible Preferred Shares remained outstanding. All sales of the Company's Series A preferred stocks were exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission. All shares of the preferred stock were acquired for investment purposes only and without a view to distribution. All of the persons who acquired the Company's Series A preferred stock were fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The purchasers of the Company's Series A preferred stock acquired the securities for their own accounts. The certificates evidencing the Series A preferred stock bear legends stating that they may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. All Series A preferred shares are "restricted" securities as defined in Rule 144 of the Rules and Regulations of the SEC.

         On February 24, 2000, the Company issued 200,000 shares of its common stock to one consultant in payment for services to the Company, valued at $4,600. On February 29, 2000, the Company issued 150,000 shares of its common stock to one consultant in payment for services rendered to the Company. The services were valued at $3,450. These transactions were private in nature and involved investors who were not residents of the United States. On June 7, 2000, the Company issued 200,000 shares of its common stock to one consultant in payment for services rendered to the Company. The services were valued at $160,000. This transaction was private in nature and involved one sophisticated investor. Accordingly, the above issuances were deemed to be exempt from registration by Regulation S or Section 4(2) of the Securities Act and the stock is deemed to be restricted securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         The following discussion may contain forward-looking statements and projections. Because these forward-looking statements and projections are based on a number of assumptions and are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, there is no assurance that they will be realized, and actual results may vary significantly from those shown.

         The Company was formed on December 18, 1997 under the name Autoeye, Inc. Autoeye's business was to evaluate businesses for possible acquisition. On January 31, 2000, we acquired 100% of The Forest Industry Online, Inc. Following the transaction, the shareholders of The Forest Industry Online, Inc. owned a majority of Autoeye's outstanding shares of common stock. Accordingly, for financial reporting purposes the transaction was accounted for as a reverse acquisition with The Forest Industry Online, Inc. considered the accounting acquirer. (See Notes 2(a) and 3 to the May 31, 2000 consolidated financial statements). As such, The Forest Industry Online, Inc.'s historical financial statements are now reported as the Company's financial statements. On February 25, 2000, the Company changed its name from Autoeye, Inc. to forestindustry.com, Inc. Prior to the acquisition of The Forest Industry Online, Inc., the Company had not generated any revenue and had not commenced any operations other than initial corporate formation and capitalization.

Plan of Operations

         In order to expand the Company's operations it will need additional capital. The Company does not have any commitments from any source to provide additional capital. It will need to raise significant outside capital to fund its anticipated capital requirements over the next twelve months. Approximately $2.6 million has been budgeted to finance the development of the Company's technology, development of new products and services and increased sales and marketing over the next 12 months. The Company anticipates needing approximately $200,000 to acquire additional equipment over the next 12 months to support the Lumber and Equipment Exchange. The Company will need capital to finance anticipated acquisitions during the next 12 months. The Company will need $330,000 by December 31, 2000 if it determines to consummate a pending corporate acquisition. Capital commitments for the next 12 month period include approximately $21,468 in lease obligations for the one office premise; consultant agreements totaling $50,000; other leases $18,000; and employment agreements totaling $98,600. As a result of this increased business activity and anticipated increase in employees, the Company expects general and administrative expenses and compensation costs to increase significantly from current levels.

         An essential element of the Company's business plan is to obtain license technology and hardware to support its proposed Lumber and Equipment Exchange or LEE. The LEE program is expected to cost between $300,000 and $400,000 to implement.

         Since inception, the Company has relied on equity financings to fund its operations. Funds required to finance its future internet services, marketing efforts and ongoing business are expected to come primarily from debt and equity financing and alliance partners with the remainder provided from operating revenues. Operating revenues to date have been substantially less than the cost of operations. Future financings will be necessary to meet the Company's anticipated working capital needs over the next 12 months. Potential sources of additional capital include private placements with institutional investors and/or a public offering of its common stock.

Results of Operations
For the Fiscal Years Ended May 31, 2000 (10 months) and July 31,1999

         As indicated above, the Company commenced business operations in January of 2000. As of May 31, 1999 and up to January 2000, the Company was not conducting any business operations. Consequently, a comparison of the fiscal years ended May 31, 2000 and 1999 would not be meaningful. Instead, the more meaningful management's discussion compares the Company's latest fiscal year ended May 31, 1999 with the prior fiscal year of The Forest Industry Online, Inc. ending July 31, 1999. However, the Company's most recent fiscal year consists of only ten months rather than a full twelve-month fiscal year.

         Revenues. Revenues increased 11% to $335,287 for the 10-month period ended May 31, 2000 as compared to sales of $300,362 for the year ended July 31, 1999. Increased sales were attributable to an increase in subscribers to the Company's web site services and web design services. The customer base increased to approximately 640 customers by May 31, 2000 as compared to approximately 350 at July 31, 1999. Approximately 60% of the revenue is attributable to web site services while the remaining 40% of revenues were derived from web design services.

         Expenses. Selling, general and administrative expenses for the 10-month period ended May 31, 2000 increased 94% to $534,976 as compared to $275,061 for the year ended July 31, 1999. This increase is due to the hiring of additional sales and technical staff and attendance at more trade shows during this period. Consulting and professional fees were $151,616 for the 10-month period ended May 31, 2000 compared to $18,079 for the year ended July 31, 1999. Professional fees increased by over 600% due to the acquisition in January 2000 and the change from a privately held company to a publicly reporting company. Professional fees also included legal and accounting fees relating to the preparation of a registration statement.

         Net and Comprehensive Loss. The Company recorded a net loss of $379,131 and a comprehensive loss of $370,567 for the 10 months ended May 31, 2000 compared to a net loss of $541 and a comprehensive loss of $82 for the year ended July 31, 1999. The increase in losses for the period ended May 31, 2000 is due to the significant increase in operating, administrative and professional expenses.

Liquidity and Capital Resources

         The Company is in a growth stage in which expenses are expected to increase as the Company implements its business plan. Due to the fact that the Company has not generated sufficient cash flow to fund all of its operations, the Company has relied heavily on outside sources of capital. During the 10 month period ended May 31, 2000, the Company raised $750,000 through the sale of its Series A Convertible Preferred Stock. The Company will require additional capital investments or borrowed funds to meet cash flow projections. There can be no assurance that the Company will be able to raise capital from these outside sources in sufficient amounts to fund the Company's business expansion. The failure to secure adequate outside funding would have an adverse affect on the Company's operating results.

         The Company expects its expenses will continue to increase during the next twelve months as a result of increased marketing expenses and the expansion of its online services.

         The Company plans to develop the Lumber and Equipment Exchange, or LEE, which will conduct auctions of lumber, equipment and other wood products by means of the internet. To establish the LEE, it will need to license from a third party the sophisticated computer software systems needed to operate an internet-based auction site. The Company will earn commissions on any sales made through the LEE. A license for the computer system needed for the LEE is expected to cost approximately $300,000. In the alternative, the Company may attempt to establish a joint venture or similar arrangement with a company which has the rights to such a computer system, in which case the initial cost of the license would be less but the Company would be required to share any revenues it earned from the LEE with its joint venture partner. As of August 28, 2000 the Company had not obtained any license for the computer programs which will be required for the LEE and the launch date of the LEE will remain uncertain until additional sources of capital are obtained.

         Subsequent to the year-end, the Company signed a letter of intent to acquire a business whereby the Company will issue 400,000 shares of its common stock and pay $330,000 in cash in exchange for all the issued and outstanding shares of the business. The Company has until December 31, 2000 to raise sufficient capital to acquire the business. The Company plans to obtain the capital through debt and/or equity financing. If the Company fails to raise sufficient capital or for some other reason decides not to consummate this acquisition, the Company will pay a non-refundable deposit in the amount of 125,000 shares of its common stock.

         Investing activities during the ten months ended May 31, 2000 have consisted mainly of purchasing property and equipment, primarily computer hardware and  software.  Capital  expenditures,  including  those under  capital leases, totaled $27,009 in 1999 and $119,377 in 2000. The Company expects capital expenditures will increase and growth in its personnel and infrastructure will be required to support the growing customer base.

         To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. It expects, that in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities until utilized in business operations.

         Capital commitments for the next 12 month period include approximately $21,468 in lease obligations for 1 office premises; consultant agreements totaling $50,000; other leases $18,000; and employment agreements totaling $98,600.

         As of May 31, 2000, the Company had working capital of approximately $118,409. The Company anticipates obtaining the additional capital which it will require through revenues from its operations and through a combination of debt and equity financing. We will also consider joint ventures or strategic alliances to develop future programs. Current cash and cash equivalents are projected to sustain the Nanaimo operations but alternate sources will be required to fund additional expenses. The Company will seek to raise additional funds through public and private equity financings, borrowed funds or from other sources. There is no assurance that the Company will be able to obtain capital it will need or that its estimates of its capital requirements will prove to be accurate. As of the date of this report, the Company did not have any commitments from any source to provide additional capital.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of the Company, including notes thereto, together with the report of independent certified public accountants thereon, are presented as an exhibit under Item 13 beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective February 24, 2000, the Company retained Watson Dauphinee & Masuch ("Watson") to act as the Company's independent certified public accountant. In this regard Watson replaced Ernst & Young LLP ("E&Y") which audited the Company's financial statement for the fiscal years ended May 31, 1999 and 1998. The reports of E&Y for these fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty audit scope or accounting principles. During the Company's two most recent fiscal years and subsequent interim periods, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of E&Y would have caused it to make reference to such disagreements in its reports.

         The change in the Company's auditors was recommended and approved by the Board of Directors of the Company. The Company does not have an audit committee. See "Item 13. Exhibits and Reports on Form 8-K."

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The directors and executive officers, and their ages and positions, and duration as such, are as follows:



Name                   Position                                           Age     Period

Joe Perraton           President, Secretary, Chief Financial Officer      35      January 31, 2000 - Present
                       and Director
Todd Hilditch          Vice President, Corporate Relations Officer        32      February 24, 2000 - Present
John A. Carmichael     Chief Information Officer of The Forest            30      February 29, 2000 - July 21, 2000
                       Industry Online, Inc.
Marc R. White          Director                                           40      January 31, 2000 to July 12, 2000
Andrew Hromyk          Secretary and Director                             34      December 18, 1997 to May 31, 2000

Business Experience

         The following is a description of our executive officers and directors and their business background for at least the past five years.

         Joe Perraton has served as president, secretary and a director of the Company since January 31, 2000. Prior to the acquisition by Autoeye, Mr. Perraton served as president, co-founder and operations manager since the inception of the business "forest industry online" as a proprietorship in 1995. He became president of The Forest Industry Online, Inc. upon its incorporation in January 1997. As co-founder Mr. Perraton had a unique vision of how the forest industry could use the internet to improve the industry as a whole. With over 10 years experience directly in the forest industry and over five years working with internet and client/sever technologies. Mr. Perraton has insight on how technologies relate to the forest industry. Prior to establishing The Forest Industry Online Inc. Mr. Perraton was engaged in the forest industry as an independent logging contractor.

         Todd Hilditch became Vice President of Corporate Relations as of February 24, 2000. Mr. Hilditch has been an independent business consultant for the past 7 years. From 1992 to 1993 Mr. Hilditch was a financial planner with Albany Financial Group, a private financial planning firm. Prior to this Mr. Hilditch was a professional hockey player. Mr. Hilditch has been involved in all aspects of public company business formation, including seed capital financing, business plan development and implementation, senior listing applications and shareholder communication. Mr. Hilditch has provided consulting services to two start-up environmental wood product companies, Kafus Industries Ltd. and The Canfiber Group Ltd., both of which are publicly held companies listed on the American Stock Exchange and the Canadian over-the-counter market, respectively. Mr. Hilditch is also the President and a director of Terraco Energy Corporation, an oil and gas exploration company. Mr. Hilditch holds a Bachelor of Science degree in Management from Rensselaer Polytechnic Institute in New York State.

         John A. Carmichael has served as the Chief Information Officer for the Company's predecessor since February 29, 2000. He is an internet systems architect and has been an independent technical consultant for the past 4 years, providing services as a subcontractor to IMRglobal Corp. From 1990 to 1994, Mr. Carmichael was employed as a sawmill worker by Tolko Industries Ltd. Mr.
Carmichael has extensive experience in designing and implementing database enabled applications and is fluent in application servers, database servers, Microsoft and Java technologies and Internet based applications. Mr. Carmichael specializes in systems integration, and has provided systems architecture for Creo Products Inc., BC Ferries Corporation, Canadian Pacific Railways and the government of Ontario. Mr. Carmichael studied computer science at Simon Fraser University in Vancouver, British Columbia. Mr. Carmichael resigned from his position with the Company's subsidiary on July 21, 2000.

         Marc Ralph White has served as a director since January 31, 2000.
He has 25 years experience working directly in the harvesting sector of the forest industry. Mr. White's work in the harvesting sector has been based on contract work for various businesses. Currently, Mr. White is a contractor for a large forest company and a partner in many small woodlots with continual involvement in the industry. Mr. White's business experience and in-depth industry knowledge have enabled him to assist in guiding the business development of The Forest Industry Online, Inc., as well as providing valuable management experience. Mr. White resigned from the Board on July 12, 2000.

         Andrew Hromyk served as the Company's President, Secretary and a director since its formation in December, 1997. On January 31, 2000, he resigned his position as President and on May 11, 2000 resigned as the Secretary and director. Mr. Hromyk has been president of Century Capital Management Ltd., a financial and business consulting firm located in Vancouver, British Columbia since 1993. Since October 1999 Mr. Hromyk has also served as a director and officer of Capital One Ventures Corp., a reporting company. He has held director positions with several other companies in the past.

         Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.

Family Relationships

         There are no family relationships between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that other filings were required for such persons, the Company believes that, during the year ended May 31, 2000, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except that Bona Vista West Ltd. filed two Form 4's which were filed after the due date. The Company believes Bona Vista West Ltd. is no longer subject to the reporting obligations of Section 16(a)

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation of the Company's Chief Executive Officer during the last two complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.



                                                      SUMMARY COMPENSATION TABLE

                                          Annual Compensation                                    Long Term Compensation
                    ------------------------------------------------------     -----------------------------------------------------
                                                                                        Awards                Payout
                                                                               --------------------------    ---------
                                                                               Restricted    Securities      LTIP         All Other
                                                         Other Annual             Stock      Underlying      Payout    Compensation
                      Year     Salary     Bonus ($)    Compensation ($)         Award(s)    Options (#)        ($)           ($)
                    --------- ---------- ---------------------------------     ------------ -------------    --------- -------------
Joe Perraton        2000(1)     $15,022      -0-             -0-                   -0-          -0-            -0-           -0-
President
Andrew Hromyk       2000(2)         -0-      -0-             -0-                   -0-          -0-            -0-           -0-
Prior President
                    1999            -0-      -0-             -0-                   -0-          -0-            -0-           -0-
                    1998            -0-      -0-             -0-                   -0-          -0-            -0-           -0-
-----------------


(1) For the period January 31, 2000 to May 31, 2000. Prior to January 31, 2000, Mr. Perraton was paid the following salary by The Forest Industry Online, Inc. (a subsidiary of the Company): June 1,1999 to January 30, 2000 - $13,406; fiscal year 1999 - $31,761; fiscal year 1998 - $25,284.

(2)  For the period June 1, 1999 to January 31, 2000.

         In January 2000, Joe Perraton replaced Andrew Hromyk as President of the Company. Mr. Hromyk continued to serve as the Secretary and a director of the Company until May 11, 2000 at which time he resigned from both positions.

Employment/Consulting Agreements

         On January 31,2000 we acquired The Forest Industry Online Inc. In connection with this acquisition the Company entered into an employment agreement with Joe Perraton, the President of The Forest Industry Online. The employment agreement provides for a term of three years and an annual salary of CDN $70,000 (approximately $50,000 at current exchange rates).

         In February 2000 the Company's wholly owned subsidiary The Forest Industry Online Inc. entered into an employment agreement with John Carmichael pursuant to which Mr. Carmichael agreed to serve as that Company's Chief Information Officer. The employment agreement provides for a term of one year and an annual salary of CDN $75,000 (approximately $50,000 at current exchange rates). In addition, Mr. Carmichael was issued 150,000 shares of our common stock as consideration for entering into this employment agreement. Mr. Carmichael resigned as of July 21, 2000 and voluntarily returned the shares issued in conjunction with the employment agreement.

         In February 2000 the Company's wholly owned subsidiary The Forest Industry Online Inc. entered into a consulting agreement with Todd Hilditch pursuant to which Mr. Hilditch agreed to serve as that Company's corporate relations officer. The consulting agreement provides for a term of one year with monthly payments of CDN $3,500 (approximately $2,400 at current exchange rates). In addition, Mr. Hilditch was issued 200,000 shares of the Company's common stock as consideration for entering into this consulting agreement. Mr. Hilditch was also appointed as the Company's Vice-President of Corporate Relations by the Board of Directors as of the 24th of February 2000.

         On March 1, 2000, the Company entered into a consulting agreement with Summit Media Partners. The agreement had a term of 92 days and a cost of CDN $15,000. Subsequent to the year-end the Company entered into a second consulting agreement with Summit Media Partners. The agreement had a term of 92 days and expires on September 7, 2000. The Company issued 200,000 shares of its common stock valued at $160,000 in payment for these services. Summit Media is providing advertising and marketing services through featured advertorial mailings.

Employee Pension, Profit Sharing or other Retirement Plans

         The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Director's Compensation

         At present the Company does not pay its directors for attending meetings of the Board of Directors, although it expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which its directors are compensated for any services provided as a director or for committee participation or special assignments.

         Except as disclosed elsewhere in this prospectus no director received any form of compensation from the Company during the year ended May 31, 2000.

Stock Option Plan

         In February 2000 the Company's Board of Directors adopted a stock option plan which authorizes the issuance of options to purchase up to 250,000 shares of our common stock. The option plan will remain in effect until February 2010, unless earlier terminated by action of the Board of Directors. Pursuant to the option plan, the Company's employees and officers are eligible to be granted options. The Company's directors may not be granted options unless they also serve as officers. The option exercise price is determined by the Board of Directors. On May 26, 2000, the Board of Directors amended the 2000 Stock Option Plan to authorize the issuance of options to purchase up to 500,000 shares of the Company's common stock and expanded the definition of an eligible person for the purpose of authorizing stock options.

         Options granted pursuant to the Option Plan terminate on the date established by the Board of Directors when the option was granted and in any event cannot exceed ten years from the date of grant.

         Options granted pursuant to the Option plan may be either Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code or Nonqualified Stock Options.

         The exercise price of options granted pursuant to the Option Plan cannot be less than the fair market value of the shares of our common stock on the date of the grant and, in the case of Incentive Stock Options granted to any of our employees who own more than 10% of the voting power of all classes of the Company's shares, the exercise price cannot be less than 110% of the fair market value of the shares of our common stock on the date of the grant.

         The Option Plan is administered by the Company's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Option Plan and supervise the administration of the Option Plan. In addition, the Board of Directors is empowered to select those persons to whom options are to be granted, to determine the number of shares subject to each grant of an option and to determine when, and upon what conditions options granted under the Option Plan will vest or otherwise be subject to forfeiture and cancellation.

         In the discretion of the Company's Board of Directors, any option granted pursuant to the Option Plan may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Company's Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any options granted pursuant to the Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of forestindustry.com or our subsidiary The Forest Industry Online Inc. At the time an employee ceases working for the Company, any options not fully vested will be forfeited and cancelled. Payment for the shares of the Company's common stock underlying the options granted to its officers may be paid through the delivery of shares of its common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of the Company's common stock may also be permitted at the discretion of the Board of Directors. Options are generally non-transferable except upon death of the option holder.

         The Company's Board of Directors may at any time, and from time to time, amend, terminate, or suspend the Option Plan in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted.

         The Option Plan is not qualified under Section 401(a) of the Internal Revenue Code, nor is it subject to any provisions of the Employee Retirement Income Security Act of 1974.

         No directors or officers were granted any options during the past fiscal year. Options to purchase 69,000 shares of common stock were issued to thirteen employees and two non-employees. These options had exercise prices of $2.00 and $4.00 per share and expire in April and May of 2005.

Limitation of Liability and Indemnification Matters

         The General Corporation Law of the State of Delaware permits indemnification of directors, officers, and employees of corporations under certain conditions subject to certain limitations. Article XIII of forestindustry's Certificate of Incorporation states that the Company may provide indemnification of its agents, including its officers and directors to the maximum extent permitted by the Delaware Corporation Law.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of forestindustry pursuant to the foregoing provisions, or otherwise, forestindustry has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by forestindustry of expenses incurred or paid by a director, officer or controlling person of forestindustry in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, forestindustry will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of August 28, 2000, information with respect to the only persons owning beneficially 5% or more of our outstanding common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by our officers and directors as a group.
Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                              Shares of           Percent of
Name and Address                            Common Stock (3)       Class  (2)
----------------                           -------------------     ----------

Teaco Properties Ltd. (1)                    6,900,000               50.1%
5299 Budd Crescent
Nanaimo, British Columbia
V9T 5N9

Joe Perraton                                 2,400,000               17.4%
7491 Elizabeth Way
Lantzville, British Columbia
V0R 2H0

Todd Hilditch                                  200,000                1.4%
Suite 1301
1188 Quebec Street
Vancouver, British Columbia
Canada V6A 4B3

All Officers and Directors                   2,600,000               18.9%
  as a Group (4 persons)
-----------------------
(1) Teaco Properties Ltd. is beneficially owned by Marc Ralph White and David McNaught,. Mr. White was a former director of the Company.

(2) Computed without giving effect to any common stock which may be issued upon the conversion of our Series A Preferred shares since these shares represent less than 5% of the outstanding stock.

(3) Under Securities and Exchange Commission rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is also deemed to be the beneficial of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days form the date hereof have been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as otherwise indicated below, forestindustry has not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

         The Company has issued shares of our common stock to the following persons during the past two years, who are or were affiliated with us:



                                 Date of                 Number
           Name                  Issuance               of Shares (3)           Consideration
-----------------------          --------               -------------           -----------------------

Teaco Properties Ltd(1)           01/00                  6,900,000              69 shares of The Forest
                                                                                Industry Online Inc.

Joe Perraton                      01/00                  2,400,000              24 shares of The Forest
                                                                                Industry Online Inc.

Century Capital                   01/00                     37,500              Consulting services
Management Ltd. (2)

John Carmichael                   02/00                    150,000              Services rendered

Todd Hilditch                     02/00                    200,000              Services rendered
-----------------


(1) The beneficial owners of Teaco Properties are Marc Ralph White and David McNaught. Mr. White is a former director of the Company and Mr. McNaught is a former director of The Forest Industry Online, Inc.
(2) The beneficial owner of Century Capital Management Ltd. is Andrew Hromyk, a former officer and director.
(3)  Price per share deemed value was $0.023.

         In May 2000 Bona Vista West Ltd., a former principal stockholder, returned 2,547,240 shares of common stock to us for cancellation by way of a stock retirement agreement dated May 11, 2000. Bona Vista West Ltd. agreed with us that in order to attract future financings it would be in our best interest to reduce our issued and outstanding share capital through the surrender and retirement of the control stock originally issued to Bona Vista West Ltd.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K


     (a) The following documents are being filed as part of this report:

         (1)      Financial Statements

         Report of Independent Accountants                                                                      F-1
         Year-end Consolidated Balance Sheets                                                                   F-2
         Year-end Consolidated Statements of Operations and Comprehensive Income                                F-3
         Year-end Consolidated Statements of Stockholders' Equity                                               F-4
         Year-end Consolidated Statements of Cash Flows                                                         F-5
         Notes to Consolidated Financial Statements                                                   F-6 thru F-21


         (2)      Exhibits


                 EXHIBIT
                   NO.                           DESCRIPTION                                   LOCATION
           ---------------------    --------------------------------------      ---------------------------------------

                3.1 - 3.2           Articles of Incorporation and Bylaws        Incorporated by reference to Exhibits
                                                                                No. 3.1-3.2 to the Company's Form
                                                                                SB-2 filed on May 19, 2000

                   4.1              Stock Option Plan                           Incorporated  by  reference to Exhibit
                                                                                No.  4.1 to the  Company's  Form  SB-2
                                                                                filed on May 19, 2000

                   4.2              Amended 2000 Stock Option Plan              Filed herewith

                   10.1             Share Purchase Agreement with Teaco         Incorporated  by  reference to Exhibit
                                    Properties, Ltd., Joe Perraton and          No.  10.1 to the  Company's  Form SB-2
                                    Lara Perraton                               filed on May 19, 2000

                   10.2             Perraton Employment Agreement               Filed herewith

                   10.3             Consulting Agreement with Todd              Filed herewith
                                    Hilditch

                   10.4             Consulting Agreement with Summit            Filed herewith
                                    Media Partners Inc.

                   16.1             Letter regarding Changes in                 Incorporated  by  reference to Exhibit
                                    Certifying Accountant                       No.  16.1 to the  Company's  Form  8-K
                                                                                filed on March 8, 2000


(b)  Reports on Form 8-K for the quarter ended May 31, 2000:

     A Form 8-K dated February 24, 2000 (filed March 8, 2000) was filed during the last fiscal quarter. The Form 8-K reported an Item 4 and an Item 5 event and included exhibits pursuant to Item 7.

                                                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FORESTINDUSTRY.COM, INC.

                                                 By  /s/ JOE PERRATON
                                                         -----------------------
                                                         Joe Perraton, President

                                                 By  /s/ JOE PERRATON
                                                         -----------------------
                                                         Joe Perraton, Secretary

              Pursuant to the requirements of the Securities Act of l933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


                                    Title                            Date


/s/ JOE PERRATON
---------------------
    Joe Perraton                   Director                  September 12, 2000

To the Stockholders and Board of Directors of:
forestindustry.com, Inc.
(formerly Autoeye Inc.)


We have audited the Consolidated Balance Sheets of forestindustry.com, Inc. and subsidiary as of May 31, 2000 and July 31, 1999 and the related Consolidated Statements of Operations and Comprehensive Income, Stockholders' Equity and Cash Flows for the ten month period ended May 31, 2000 and year ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of forestindustry.com, Inc. and subsidiary as of May 31, 2000 and July 31, 1999 and the results of their operations and their cash flows for the ten month period ended May 31, 2000 and the year ended July 31, 1999, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

/S/ Watson Dauphinee & Masuch

Vancouver, B.C., Canada
August 11, 2000

Consolidated Balance Sheets
-----------------------------

                                                                      (Audited)      (Unaudited)          (Audited)
                                                                    May 31, 2000     May 31, 1999      July 31, 1999
                                                                          US $             US $               US $
                                                                  --------------    --------------     --------------
ASSETS

CURRENT

Cash and Equivalents                                                   196,963           13,135              2,819
Accounts Receivable (Net of Allowance for Doubtful Accounts -
   May 31, 2000 - $20,697; July 31, 1999 - $8,630)                      84,151           54,133             64,657
Work in Process                                                          9,137                -                  -
Prepaid Expenses                                                         1,548              228              1,795
Due from Affiliated Company                                                  -              326                166
                                                                  --------------    --------------     --------------
                                                                       291,799           67,822             69,437

Property and Equipment (Note 4)                                        123,792           28,195             32,481
                                                                  --------------    --------------     --------------
                                                                       415,591           96,017            101,918
                                                                  ==============    ==============     ==============

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Operating Line of Credit (Note 5)                                            -            9,770             13,278
Accounts Payable and Accrued Liabilities                               129,513           17,651             39,265
Unearned Revenues                                                       43,877           22,797             52,281
Due to Stockholders (Note 6)                                                 -           73,496             68,013
Demand Bank Loan (Note 7)                                                    -           57,756             55,695
                                                                  --------------    --------------     --------------
                                                                       173,390          181,470            228,532
                                                                  --------------    --------------     --------------
Commitments (Note 10)
Subsequent Events (Note 11)

STOCKHOLDERS' EQUITY

Share Capital (Note 8)
Common Stock, $0.0001 par value
    30,000,000 Authorized; Issued and Outstanding:
    May 31, 2000 - 12,966,521; July 31, 1999 - 10,000,000                1,296            1,000              1,000
Preferred Stock, $0.0001 par value
    5,000,000 Authorized; Issued and Outstanding:
   May 31, 2000 - 375; July 31, 1999 - Nil                                   1                -                  -
Additional Paid in Capital                                             755,339             (999)              (999)
Deferred Stock Compensation                                            (17,253)               -                  -
Cumulative Translation Adjustment                                       10,014              991              1,450
Deficit                                                               (507,196)         (86,445)          (128,065)
                                                                  --------------    --------------     --------------
                                                                       242,201          (85,453)          (126,614)
                                                                  --------------    --------------     --------------
                                                                       415,591           96,017            101,918
                                                                  ==============    ==============     ==============

See notes to consolidated financial statements

Consolidated Statements of Operations and Comprehensive Income
-------------------------------------------------------------------------------


                                                               (Audited)            (Unaudited)          (Audited)
                                                                       Ten Months Ended                 Year Ended
                                                                May 31, 2000          May 31,1999      July 31, 1999
                                                                    US $                 US $               US $
                                                              ---------------       --------------    --------------

REVENUES                                                          335,287              270,176              300,362


EXPENSES

Consulting Fees                                                    45,649                  487                  487
Depreciation                                                       27,826                2,316                7,763
General and Administrative                                        534,976              213,846              275,061
Professional Fees                                                 105,967               11,456               17,592
                                                              ---------------       --------------    --------------
                                                                  714,418              228,105              300,903
                                                              ---------------       --------------    --------------


NET INCOME (LOSS)
FOR THE PERIOD                                                   (379,131)              42,071                 (541)

Foreign Currency Translation Adjustment                             8,564                    -                  459
                                                              ---------------       --------------    --------------
COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD                       (370,567)              42,071                  (82)
                                                              ===============       ==============    ==============
Weighted Average Number of Shares Outstanding,
Basic and Diluted                                              10,521,802           10,000,000           10,000,000
                                                              ===============       ==============    ==============
Earnings (Loss) per Common Share,
Basic and Diluted                                                 (0.035)                0.004               (0.001)
                                                              ===============       ==============    ==============



See notes to consolidated financial statements

Consolidated Statements of Stockholders' Equity For the Periods from July 31, 1998 to May 31, 2000
--------------------------------------------------------------------------------



                                       Common Stock       Preferred Stock                                         Deficit     Total
                                   ------------------  --------------------  Additional   Deferred    Cumulative
                                    Number of            Number of            Paid in      Stock     Translation
                                      Shares    Amount    Shares     Amount   Capital   Compensation  Adjustment
                                                  US $                 US $      US $        US $         US $     US $        US $
                                   ------------ ------ -----------   ------  ---------- ------------ ----------- --------- ---------

Balance, July 31, 1998              10,000,000   1,000       --         --      (999)        --           991    (127,524) (126,532)

Translation Adjustment
 for the Period                             --      --       --         --        --         --           459          --       459

Net Loss for the Year                       --      --       --         --        --         --            --        (541)     (541)

Common stock issued to
 purchase all issued and
 outstanding shares of The
 Forest Industry Online Inc.,
 January 31, 2000 (note 3)           4,927,040     493       --         --      (493)        --            --          --        --


Adjustment to comply with
 recapitalization accounting
 (note 3)                                   --      --       --         --   (19,530)        --            --          --   (19,530)

750 Series `A' convertible
 preferred stocks issued for
 cash, January 31, 2000
 at $1,000 per share (note 3)               --      --      750          1   749,999         --            --          --   750,000


Common stock issued for
 service, January 31, 2000,
 valued at approximately
 $0.023 per share (note 3)              37,500       4       --         --       859         --            --          --       863

Common stock issued for
 services in February, 2000,
 valued at approximately  $0.023
 per share (note 5(c))                 350,000      35       --         --     8,015         --            --          --     8,050


Common stock issued on conversion
 of series `A' convertible
 preferred stock                       249,221      24     (375)        --       (25)        --            --          --        (1)

Retirement of common stock
 returned to the Company at no
 cost by the founding stockholder   (2,597,240)   (260)      --         --       260         --            --          --        --

Deferred Compensation                       --      --       --         --    17,253    (17,253)           --          --        --

Translation Adjustment for the
 Period                                     --      --       --         --        --         --         8,564          --     8,564

Net Loss for the Period                     --      --       --         --        --         --            --    (379,131) (379,131)
                                   ------------ ------ -----------   ------  ---------- ------------ ----------- --------- ---------
Balance, May 31, 2000               12,966,521   1,296      375          1   755,339    (17,253)       10,014    (507,196)  242,201
                                   ============ ====== ===========   ======  ========== ============ ==========  ========= =========




See notes to consolidated financial statements

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------


                                                                                (Audited)        (Unaudited)        (Audited)
                                                                                       Ten Months Ended            Year Ended
                                                                                May 31, 2000     May 31,1999      July 31, 1999
                                                                                    US $             US $               US $
                                                                                ------------    ------------      --------------
CASH WAS PROVIDED FROM, UTILIZED (FOR):

OPERATING ACTIVITIES
Net Income (Loss) for the Period                                                 (379,131)          42,071             (541)
Non-Cash Items:
Depreciation                                                                       27,826            2,316            7,763
Common Stock Issued in Exchange for Services                                        8,050                -                -
Change in Non-Cash Working Capital Accounts:
   Accounts Receivable                                                            (19,494)         (30,635)         (41,159)
   Work in Process                                                                 (9,137)               -                -
   Note Receivable                                                                      -           14,406           14,406
   Prepaid Expenses                                                                   247              186           (1,381)
   Accounts Payable and Accrued Liabilities                                        80,384          (16,547)           5,067
   Unearned Revenues                                                               (8,404)            (365)          29,119
                                                                                ------------    ------------      --------------
Net Cash Provided by (Used in) Operating Activities                              (299,659)          11,432           13,274
                                                                                ------------    ------------      --------------
FINANCING ACTIVITIES
Long-term Debt and Operating Line of Credit Advances (Repayments)                 (68,973)          67,526           68,973
Advances from (to) Affiliated Company                                                 166             (326)            (166)
Advances (to) Stockholders                                                        (68,013)         (49,559)         (55,042)
Net Proceeds from Issuance of Preferred Stocks                                    750,000                -                -
                                                                                ------------    ------------      --------------
Net Cash Provided by Financing Activities                                         613,180           17,641           13,765
                                                                                ------------    ------------      --------------
INVESTING ACTIVITY

Acquisition of Capital Assets (Net)                                              (119,377)         (18,727)         (27,009)
                                                                                ------------    ------------      --------------
NET INCREASE
IN CASH AND EQUIVALENTS                                                           194,144           10,346               30

Cash and Equivalents, Beginning of the Period                                       2,819            2,789            2,789

CASH AND EQUIVALENTS, END OF THE PERIOD                                           196,963           13,135            2,819
                                                                                ============    ============      ==============
Supplemental Disclosure
Interest Paid                                                                      10,035           12,309           14,534
                                                                                ============    ============      ==============



See notes to consolidated financial statements

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

forestindustry.com, Inc. (the "Company") was incorporated in Delaware on December 18, 1997 under the name of Autoeye Inc. On February 25, 2000, the Company changed its name to forestindustry.com, Inc. Prior to its acquisition of The Forest Industry Online Inc. ("Forest") (note 2(a)), the Company was inactive.

The Company's current business activities include designing web sites and operating and maintaining a computer internet web site for companies associated with the forest and wood product industries.

These consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To May 31, 2000, the Company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of preferred stocks and other external financing. The Company's future operations are dependent upon continued external funding, its ability to increase revenues and reduce expenses, and the success of its proposed development of an online business exchange auction website for the forest and wood industries. There are no assurances that the above conditions will occur.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a)   Reverse Takeover and Basis of Presentation

On January 31, 2000, the Company acquired all of the issued and outstanding shares of Forest by issuing to Forest's stockholders 10,000,000 shares of common stock and control of the Company. The acquisition was a reverse takeover with Forest being the deemed accounting acquiror for financial statement purposes. The acquisition has been accounted for as a capital transaction effectively representing an issue of stocks by Forest for the net assets of forestindustry.com, Inc.

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

b)   Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Forest Industry Online Inc. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

c)   Work in Process

Work  in  process  is  recorded  at  the  lower  of  cost  determined   using  a
percentage-of-completion method based on the contract price and net realizable value.

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------

Note 2 - Significant Accounting Policies (continued)


d)   Property and Equipment and Depreciation

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from five to ten years, or their lease term.


e)   Cash and Equivalents

The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.


f)   Revenue Recognition and Unearned Revenues

Revenues on advertising fees and hosting revenues are recorded on the billed basis. Customers are invoiced on a quarterly basis in advance for advertising and hosting spaces. Unearned revenues relate to the period of the billing that has not yet transpired and therefore not earned.

Revenues   on  fixed   contract   website   designs   are   recognized   on  the
percentage-of-completion method of accounting.

g)   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


h)   Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has losses in the periods presented, basic and diluted loss per share are the same.

i)   Stock-Based Compensation

The Company accounts for its stock-based compensation arrangement in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the fair value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. This information is presented in note 8(c).

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", required entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide for forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------


Note 2 - Significant Accounting Policies (continued)

j)   Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses and tax credits available to be carried forward to future years for tax purposes.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the substantive enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

k)   Foreign Currency Translation

The functional currency of the Company is the United States dollar and for its Canadian subsidiary the Canadian dollar. Transactions in foreign currencies are translated to United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the consolidated statement of operations.

l)   Impairment of Long-Lived Assets

The recoverability of the excess of cost over fair value of net assets acquired is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If the Company believes an impairment exists, the carrying amount of these assets is reduced to fair value as defined SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of."

m)   Comparative Figures

Certain  figures  presented for comparative  purposes have been  reclassified to
conform  with   current   period   financial   statement   presentation.   These
reclassifications had no effect on net loss or stockholders' equity.

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


Note 3 - Acquisition

On January 31, 2000, the Company acquired all of the issued and outstanding shares of Forest. The acquisition was a reverse takeover with Forest being the deemed accounting acquiror for financial statement purposes.

Under the terms of agreement, the Company issued 10,000,000 common shares for all of the 100 common issued and outstanding shares of Forest. As at January 31, 2000, there were 4,927,040 common shares of the Company (after reflecting a 21:1 stock consolidation which occurred on August 20, 1999 and a subsequent stock split of 1:40 which occurred on August 21, 1999. These stock adjustments have been retroactively adjusted and presented as of May 31, 1999 in the Consolidated Statements of Stockholders' Equity). The acquisition was accounted for as a recapitalization of Forest. The transaction has been accounted for as a capital transaction effectively representing an issue of shares by Forest for the net assets of the Company. On January 31, 2000 the net assets of the Company consisted of:

         Cash and Equivalents                                    $ 750,000
         Accounts Payable                                          (19,703)
                                                                 ----------
                                                                 $ 730,297
                                                                 ==========


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

The following table reflects pro forma information which combines the operations of forestindustry.com, Inc. for the ten months ended May 31, 2000 and year ended July 31, 1999 as if the acquisition of forestindustry.com, Inc. had taken place at the beginning of the period. There were no pro forma adjustments required in combining this information of these two entities. This pro forma information does not reflect any non-recurring charges or credits directly attributable to the transaction. This pro forma information does not purport to be indicative of the revenues and net loss that could have resulted had the acquisition been in effect for the period presented and is not intended to be a projection of future results or trends.

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------

Note 3 - Acquisition (continued)

                                       Ten Months Ended        Year Ended
                                         May 31, 2000         July 31, 1999
                                               $                    $
                                       -----------------      --------------

Revenues                                    335,287              300,362

Expenses

    Consulting Fees                          45,649                  487
    Depreciation                             27,826                7,763
    General and Administrative              539,008              275,061
    Professional Fees                       109,822               27,344
                                       -----------------      --------------

Net (Loss) for the Period                 (387,018)              (10,293)
                                       =================      ==============
Net (Loss) Per Share                        (0.037)               (0.001)
                                       =================      ==============


NOTE 4 - PROPERTY AND EQUIPMENT



                                                          Accumulated               Net Book Value
                                          Cost           Depreciation         May 31, 2000   July 31, 1999
                                           $                  $                    $              $
                                       -----------      --------------       -------------- --------------
Computer Equipment                       110,076              25,176               84,900       26,542
Furniture and Fixtures                    33,927               3,884               30,043        3,477
Software                                  15,549              10,445                5,104        2,462
Leasehold Improvements                     4,161                 416                3,745            -
                                      -----------      --------------       -------------- --------------
                                         163,713              39,921              123,792       32,481
                                      ===========      ==============       ============== ==============


Note 5 - Operating Line of Credit

The Company has a NIL (1999 -$10,347 (CDN $15,000)) revolving operating line of credit with the Royal Bank of Canada. The line of credit was paid off in March 2000 and the general security agreement as well as the guarantees were cancelled.

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------


NOTE 6 - DUE TO STOCKHOLDERS

Amounts due to stockholders were unsecured and had no specific terms of repayment except for $49,840 which bore interest at prime plus 5% per annum. The amounts due to stockholders were repaid in March 2000.

                                      May 31, 2000  July 31, 1999
                                            $               $

Due to Stockholders                         -          68,013
                                     -------------- ------------


NOTE 7 - DEMAND BANK LOAN


Demand Bank Loan, Royal Bank

The demand loan is repayable  in
monthly  instalments  of $1,992
including interest  at prime plus
2% per annum and is  secured by a
general  security agreement  over
all the assets of the Company,
guarantees by the corporate
stockholder and personal
guarantees of the principals of
the Company.  The loan was repaid
in March 2000.                              -          55,695
                                      -------------- ------------

Note 8 - Stockholders' Equity

a)   Preferred Stock

On January 31, 2000, the Company issued through a private placement 750 shares of Series "A" convertible preferred stock at a price of $1,000 per share. Holders of Series "A" preferred stocks are entitled to distribution of $1,000 per share prior to any distribution to the holders of the Company's common stocks in the event of any liquidation or dissolution of the Company.

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

On May 10, 2000, the Company issued 249,221 shares of its common stock on the conversion of 375 Series "A" convertible preferred stocks.

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


Note 8 - Stockholders' Equity (continued)

b)   Stock Options

In February 2000, the Company adopted a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and non-employees to acquire up to 250,000 shares of the Company's common stock. The plan was amended in June 2000 to increase the allowable number of stock options to be issued under this plan to 500,000 shares. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for qualified incentive stock options is not to be less than the fair market value of the underlying stock at the date of grant, and to have terms no longer than ten years from the date of grant. There was no stock option plan prior to February 2000.

Issued to Employees

On February 29, 2000, the Company granted options to purchase a total of 29,000 shares of the Company's common stock at a price of $4.00 per share to employees of the Company. The options vest on or after February 29, 2001 and expire between February and April 2005.

As discussed in Note 2(i), the Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, because the fair value of common stock at the measurement date is not greater than the option exercise price.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0% dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 78%; and an expected life of the options of 2.5 years. Accordingly, compensation expense using the fair value method would have been $4,870, amortized over their respective vesting period.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------

Note 8 - Stockholders' Equity (continued)

b)   Stock Options (continued)

Issued to Employees (continued)

The Statement's pro forma information from the options is as follows:

                                                                      Ten Months Ended      Year Ended
                                                                        May 31, 2000      July 31, 1999
                                                                               $                  $
                                                                      -----------------  ---------------

Net (loss) as reported                                                     (379,131)            (541)
Compensation expense from stock options under SFAS No. 123                   (1,217)               -
                                                                      -----------------  ---------------

Pro forma net (loss)                                                       (380,348)            (541)
                                                                     =================  ===============

Pro forma (loss) per common share:
     Basic and Diluted                                                       (0.036)          (0.001)
                                                                     =================  ===============

Issued to Non-Employees

On May 26, 2000, the Company granted options to purchase a total of 40,000 shares of the Company's common stock at a price of $2.00 per share to non-employees of the Company. The options vest and expire on May 01, 2001 and May 01, 2005, respectively. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", using the fair value method. Accordingly, compensation expense relating to these stock options in the amount of $17,253 was recorded as deferred stock compensation to be amortized over their respective vesting period.

Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the period ended May 31, 2000 are as follows. There were no stock options as of July 31, 1999.

                                         Number of        Weighted Average
                                           Shares          Exercise Price
                                                                $
                                        ------------    -------------------
Outstanding, August 01, 1999                     -                  -
     Granted                                73,000               2.90
     Forfeited                              (4,000)              4.00
                                        ------------    -------------------

Outstanding, May 31, 2000                   69,000               2.84
                                        ------------    -------------------

Options exercisable at end of period           Nil                  -
                                        ------------    -------------------

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 8 - Stockholders' Equity (continued)

b)   Stock Options (continued)

Additional Stock Option Plan Information (continued)

The following table summarizes information about the Company's fixed stock options outstanding at May 31, 2000:

                                      Options Outstanding
                   -------------------------------------------------------------

                        Number           Weighted Average       Weighted Average
Range of           Outstanding at       Remaining Contractual        Exercise
Exercise Prices      May 31, 2000           Life (in years)          Price
     $                                                                  $
----------------  ---------------       ---------------------   ----------------

4.00 - 4.00             29,000                   5                    4.00
2.00 - 2.00             40,000                   5                    2.00
                  ---------------       ---------------------   ----------------
                        69,000                   5                    2.84
                  ---------------       ---------------------   ----------------

The options outstanding at May 31, 2000 will expire between April and May 2005.

c)   Stock-Based Compensation

In January 2000, the Company issued 37,500 shares of common stock to a company controlled by the Company's former president in exchange for services relating to the acquisition of forestindustry.com, Inc. The fair value of these services was estimated based upon the estimated fair value of the shares at $0.023 per share or $863. The costs were deducted from the additional paid-in capital from the said acquisition.

In February 2000, the Company recorded non-cash compensation expense of $8,050 relating to the issuance of 350,000 shares of common stock to certain consultants to the Company. The fair value of the shares was estimated at $0.023 per share at the time of the transaction.

As discussed in Note 2(i), the Company recognizes compensation expense for equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.

d)   Retirement of Common Stocks

By way of a stock  retirement  agreement  dated  May 11,  2000 and for a nominal amount  of  $1.00,  a  former  principal  stockholder  of the  Company  returned
2,547,240 shares of common stock to the Company for cancellation. The stockholder agreed that in order for the Company to attract future financing, the Company should reduce its issued and outstanding share capital of its common stock through the surrender and retirement of these shares.

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------

Note 8 - Stockholders' Equity (continued)

e)   Stock Splits

The Company consolidated its share capital on June 16, 1999 by way of a reverse stock split on the basis of one new common share for each two old common shares, on August 20, 1999 by way of a reverse stock split on the basis of one new common share for each twenty-one old common shares, and on August 21, 1999 by way of a stock split on the basis of forty new common shares for one old common share. Issued and outstanding shares as of May 31, 1999 have been adjusted to reflect these share splits.

Note 9 - INCOME TAXES

Deferred tax assets and liabilities


                                                                   May 31, 2000     July 31, 1999
                                                                         $                 $
                                                                   -------------    --------------
Deferred tax assets:
     Operating loss carryforward                                        210,000            56,000
                                                                   -------------    --------------

Total deferred tax assets before valuation allowance                    210,000            56,000
Valuation allowance                                                    (210,000)          (56,000)
                                                                  --------------    --------------
Net deferred tax assets                                                       -                 -
                                                                  ==============    ==============



Management believes that it is more likely than not that it will not create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities.

The Company has no income tax expense due to its operating losses.

The Company has Canadian operating loss carryforwards for Canadian income tax purposes at May 31, 2000 of approximately $490,000 (CDN $739,000). These operating losses begin to expire in fiscal year 2004.

Note 10 - Commitments

a) The Company has entered into an agreement to lease office premises in Nanaimo, B.C., Canada to May 31, 2001. The monthly lease payment is, excluding operating costs, $1,789.

b) The Company has entered into an agreement to lease office premises in Vancouver, B.C., Canada to September 30, 2001. The monthly lease payment is, excluding operating costs, $2,561.

c) The Company has entered into an agreement to lease a vehicle to March 09, 2003. The monthly lease payment is $529 with an option to purchase the vehicle at the end of the lease for $14,717.

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 10 - Commitments (continued)

d)   The  Company  has  entered   into  an   agreement   to  lease  an  internet
     telecommunication line to December 31, 2002. The monthly lease payment is $959.

e) The Company has entered into a consulting contract with an individual to perform various investor relations and corporate development functions for an initial fee of $4,600, which was settled by the issuance of 200,000 common shares of the Company at $0.023 per share, and a monthly fee of $2,414. The contract term is from February 29, 2000 to February 28, 2001. The Company may terminate the agreement on fourteen days written notice.

f) The Company has entered into an employment contract with the President of the Company for management and administrative services for an annual salary of $47,600. The employment contract term is from February 01, 2000 to January 31, 2003. The Company may terminate the agreement only with cause.

g) The Company has entered into an employment contract with the Chief Information Officer ("CIO") to oversee the Company's technical systems and applications for a signing bonus of $3,450, which was settled by the issuance of 150,000 common shares of the Company at $0.023 per share, and an annual salary of $51,000. The employment contract term is from February 29, 2000 to February 28, 2001. Subsequent to year-end, on July 21, 2000, the CIO resigned.

h) The Company has entered into a consulting contract with a consulting firm to provide strategic management services for a monthly fee of $3,450. The contract term is from May 26, 2000 to November 26, 2000. The Company may terminate the agreement on thirty days written notice. The Company also granted to the principals of the consulting firm stock options allowing the principals to acquire 40,000 common shares at an exercise price of $2.00 per share. The options vest on May 01, 2001 and expire on May 01, 2005 (see note 8(b)).

Minimum future lease payments under operating leases are as follows:

                                Year                               $

                                2001                             70,056
                                2002                             28,100
                                2003                             11,474

NOTE 11 - SUBSEQUENT EVENTS

a) On June 07, 2000, the Company entered into an agreement for advertising and marketing services for a term of three months. In consideration, the Company issued 200,000 shares of its common stock as compensation for services rendered. The Company will record a non-cash compensation expense of $212,500 based upon the estimated fair value of the shares which approximates the value of the services received.

b) On June 12, 2000, the Company granted 54,000 stock options to employees with an exercise price of $2.00 per share. The options vest on June 11, 2001 and expire on June 11, 2005.

c) On June 15, 2000, the Company issued 217,145 on the conversion of 175 shares of its Series "A" convertible preferred stock.

Notes to the Consolidated Financial Statements
Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


NOTE 11 - SUBSEQUENT EVENTS (continued)

d) On July 12, 2000, the Company accepted the resignation of a director of the Company.

e) On August 01, 2000, the Company issued through a private placement 200 shares of Series "B" convertible preferred stock at a price of $1,000 per share. Holders of Series "B" preferred stocks are entitled to distribution of $1,000 per share prior to any distribution to the holders of the Company's common stocks in the event of any liquidation or dissolution of the Company.

     The Series "B" preferred stock is convertible, at the option of the holder, and at any time after August 01, 2000, into common stock at 70% of the last five day average closing bid price of the Company subject to a maximum conversion rate of 5,000 shares of common stock for one share of preferred stock and a minimum conversion rate of 250 shares of common stock for one share of Series "B" preferred stock.

Note 12 - RELATED PARTY TRANSACTIONS


                                                                                   Ten Months Ended              Year Ended
                                                                                    May 31, 2000               July 31, 1999
                                                                                           $                          $

Wages  paid to the  President  of the  Company  for  management,
administration and supervision                                                           28,428                     31,761

Interest paid to stockholders for funds loaned to the Company                             3,490                     10,420



Note 13 - Financial Instruments

Financial instruments include cash and equivalents, accounts receivable, and accounts payable and accrued liabilities. The estimated fair value of such financial instruments approximates their carrying value.