Form 10QSB
period 2000-08-31
FORESTINDUSTRY COM INC
filed 2000-10-13
CIK 1052671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000


                  Commission File  Number  0-26673


                            FORESTINDUSTRY.COM, INC.
             ------------------------------------------------------
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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 YES  XX            NO

Common stock, $.0001 par value, 13,783,666 issued and outstanding as of August 31, 2000.


                                      INDEX

                                                                                          PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ..............................................3

     ITEM 2.  Management's Discussion and Analysis .........................................13


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.............................................................15

     ITEM 2.  Changes in Securities.........................................................15

     ITEM 3.  Defaults upon Senior Securities...............................................15

     ITEM 4.  Submission of Matters to a Vote of Security Holders...........................15

     ITEM 5.  Other Information.............................................................16

     ITEM 6.  Exhibits and Reports on Form 8-K..............................................16


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            forestindustry.com, Inc.
                                 and Subsidiary

                      Condensed Consolidated Balance Sheet
                                   (unaudited)

                                                         (in U.S. Dollars)

                                                            August 31,
                                                              2000
                                                          ------------
Assets
Current:
    Cash and cash equivalents                             $   165,181
    Accounts receivable (Net allowance for doubtful
      accounts - August 31, 2000 - $21,068)                    60,497
    Work in process                                            17,266
    Prepaid expenses and deposits                               7,135
    Due from related parties                                      201
                                                          ------------
Total current assets                                          250,280
Deposit on business acquisition (Note 3)                           40
Property and equipment                                        125,963
                                                          ------------
                                                          $   376,283
                                                          ============
Liabilities and Stockholders' Equity

Current:
    Accounts payable and accrued liabilities              $   143,154
    Unearned revenues                                          47,781
                                                          ------------
Total current liabilities                                 $   190,935
                                                          ------------
Stockholders' equity:
    Share capital (Note 4)
    Common stock - $0.0001 par value
        30,000,000 authorized; issued and outstanding:
        13,783,666 (May 31, 2000- 12,966,521)                   1,378
    Preferred stock -$0.0001 par value
          5,000,000 authorized; issued and outstanding:
          200 Series "A" Convertible
          and 200 Series "B" Convertible                            1
    Additional paid in capital                              1,167,819
    Deferred stock compensation                               (12,317)
    Cumulative translation adjustment                          12,766
    Deficit                                                  (984,299)
                                                          ------------
Total stockholders' equity                                $   185,348
                                                          ------------
                                                          $   376,283
                                                          ============

Commitments (Note 6)
Subsequent events (Note 7)
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statement of Operations
                                   (unaudited)
               For the Three Months Ended August 31, 2000 and 1999


                                                        (in U.S. Dollars)

                                                       2000             1999
                                                --------------     -------------
Revenue:
    Sales                                       $    122,518       $     75,620
                                                --------------     -------------
Expenses:
    Depreciation                                      11,828              3,944
    Consulting fees                                   21,134                204
    General and administrative                       514,277             99,893
    Professional fees                                 52,382              8,114
                                                --------------     -------------
                                                     599,621            112,155
                                                --------------     -------------
Net loss for the period                              477,103             36,535

Deficit, beginning of period                         507,196             86,445
                                                --------------     -------------
Deficit, end of period                          $    984,299       $    122,980
                                                ==============     =============
Basic and diluted loss per share                      ($0.07)            ($0.01)
                                                --------------     -------------
Weighted average number of shares                 13,398,262         10,000,000
                                                --------------     -------------
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)
               For the Three Months Ended August 31, 2000 and 1999


                                                              (in U.S. Dollars)

                                                              2000        1999
                                                           ---------  ----------
Operating Activities:
    Net loss for the period                                (477,103)    (36,535)
    Adjustments to reconcile net loss to net
      cash used in operating activities -
         Depreciation                                        11,828       3,944
         Shares issued for services rendered                212,500          --
    Changes in operating assets and liabilities -
         Accounts receivable                                (23,654)       (430)
         Prepaid expenses and deposits                        2,002      (2,961)
         Due from related parties                              (201)        108
         Accounts payable and accrued liabilities            62,845      (2,983)
         Unearned revenues                                   (3,904)     (1,725)
                                                           ---------  ----------
Cash flows (used in) operating activities                  (215,687)    (40,582)
                                                           ---------  ----------
Investing Activity:
    Acquisition of capital assets                           (16,095)     (3,299)
                                                           ---------  ----------
Financing activities:
    Demand bank loan and operating line of
      credit advances (repayment)                                --      (1,611)
    Advances from affiliated company                             --         471
    Net proceeds from issuance of preferred stock           200,000          --
                                                           ---------  ----------
Cash flows provided by (used in) financing activities       200,000      (1,140)
                                                           ---------  ----------
Net decrease in cash and cash equivalents                   (31,782)    (45,021)

Cash and cash equivalents, beginning of period              196,963      13,135
                                                           ---------  ----------
Cash and cash equivalents, end of period                    165,181     (31,886)
                                                           =========  ==========
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2000


1 - BASIS OF PRESENTATION

The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2000.

The unaudited condensed interim consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended August 31, 2000 are not necessarily indicative of results to be expected for the entire year ending May 31, 2001.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Nature and Continuance of Operations

forestindustry.com, Inc. (the "Company") was incorporated in Delaware on December 18, 1997 under the name of Autoeye Inc. On February 25, 2000, the Company changed its name to forestindustry.com, Inc. Prior to its acquisition of The Forest Industry Online Inc. ("Forest"), the Company was inactive.

On January 31, 2000, the Company acquired all of the issued and outstanding shares of Forest by issuing to Forest's stockholders 10,000,000 shares of common stock and control of the Company. The acquisition was a reverse takeover with Forest being the deemed accounting acquiror for financial statement purposes. The acquisition has been accounted for as a capital transaction effectively representing an issue of stocks by Forest for the net assets of the Company.

Under the terms of the agreement, the Company issued 10,000,000 common shares for all of the 100 common issued and outstanding shares of Forest. As at January 31, 2000, there were 4,927,040 common shares of the Company (after reflecting a 21:1 stock consolidation that occurred on August 20, 1999 and a subsequent stock split of 1:40 which occurred on August 21, 1999. These stock adjustments have been retroactively adjusted and presented as of May 31, 1999 in the Consolidated Statements of Stockholders' Equity). The acquisition was accounted for as a recapitalization of Forest. The transaction has been accounted for as a capital transaction effectively representing an issue of shares by Forest for the net assets of the Company. On January 31, 2000 the net assets of the Company consisted of:

          Cash and Equivalents                      $ 750,000
          Accounts Payable                            (19,530)
                                                    ----------
                                                    $ 730,470
                                                    ==========

Total costs related to this recapitalization transaction were estimated at $15,863. They include cash expense in the estimated amount of $15,000 and non-cash expense in the amount of $863. The non-cash expense relates to the issuance of 37,500 shares of common stock of the Company. The fair value of these services was estimated based upon the estimated fair value of the
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2000


shares at $0.023 per share. Total transaction costs have been recorded as a charge to the stockholders' equity of the Company.

The Company's current business activities include designing web sites and operating and maintaining a computer internet web site for companies associated with the forest and wood product industries.

These interim consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To August 31, 2000, the Company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of preferred stocks and other external financing. The Company's future operations are dependent upon continued external funding, its ability to increase revenues and reduce expenses, and the success of its proposed development of an online business exchange auction website for the forest and wood industries. There are no assurances that the above conditions will occur.

The accompanying interim consolidated balance sheet as of August 31, 2000 includes the accounts of the Company and Forest. The related accompanying interim consolidated statements of operations and cash flows include the results of operations and cash flows of the Company and Forest for the period ended August 31, 2000 and of Forest only for the period ended August 31, 1999. All significant intercompany transactions and balances have been eliminated.

b)   Work in Process

Work  in  process  is  recorded  a  the  lower  of  cost   determined   using  a
percentage-of-completion method based on the contract price and net realizable value.

c)   Property and Equipment and Depreciation


Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from five to ten years, or their lease terms.

d)       Cash and Cash Equivalents


The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.


e)   Revenue Recognition and Unearned Revenues

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2000

f)       Use of Estimates

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


g)       Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has losses in the periods presented, basic and diluted loss per share are the same.

h)       Stock-Based Compensation

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

i)       Income Taxes

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

j)   Foreign Currency Translation

The functional currency of the Company is the United States dollar and for its Canadian subsidiary the Canadian dollar. Transactions in foreign currencies are translated to United States dollars at the rates in effect on the transaction
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2000

date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the consolidated statement of operations.

3 - PENDING ACQUISITION

On August 16, 2000, the Company signed a non-binding letter of intent to acquire C.C. Crow Publishing, Inc. for $330,000 in cash and 400,000 shares of our common stock. Crow was established in 1921 and publishes market reports for the softwood industry. This acquisition is subject to several conditions including the Company's ability to pay the cash portion of this transaction by the closing date of December 31, 2000. There is no assurance that this acquisition will be consummated. The Company has issued and placed the 400,000 shares in escrow pending the closing of this transaction. 125,000 shares of this amount are a non-refundable deposit, which will be issued to the owner of Crow's whether this acquisition closes or not.

4 - STOCKHOLDERS' EQUITY

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

On May 10, 2000 the Company issued 249,221 shares of its common stock on the conversion of 375 Series "A" convertible preferred stocks.

On June 15, 2000 the Company issued 217,145 shares of its common stock on the conversion of 175 Series "A" convertible preferred stocks.

In August, 2000, our board of directors established our Series "B" preferred stock and authorized the issuance of up to 1,200 shares of Series "B" preferred stock as part of this series. Upon any liquidation or dissolution of our Company, each outstanding Series "B" preferred share is entitled to a distribution of $1,000 prior to any distribution to the holders of our common stock. The Series "B" preferred stocks are not entitled to any dividends or voting rights.

In August 2000, the Company sold 200 Series "B" preferred stock to two accredited institutional investors for $1,000 per share. Each Series "B" preferred share may be converted, at the option of the holder, into shares of our common stock equal in number to the amount determined by dividing $1,000 by 70% of the average closing price of our common stock for the five trading days preceding the conversion date, subject to a maximum of 5,000 shares of common stock being issued for each Series "B" preferred share and a minimum of 250 shares of common stock being issued for each Series "B" preferred share. Holders of Series "B" preferred stocks are entitled to distribution of $1,000 per share prior to any distribution to the holders of the Company's common stocks in the event of any liquidation or dissolution of the Company.

                    forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2000

b)   Common Stock

On June 15, 2000 certain holders of the Company's Class "A" convertible preferred stock converted 175 shares into 217,145 shares of common stock.

On June 7, 2000, the Company issued 200,000 shares of common stock, valued at $212,500, for advertising and marketing services rendered. The Company recorded an expense of $212,500 for the issuance of the common shares based on the fair market value of the shares on the date of issuance.

On August 16, 2000, the Company issued 400,000 share of common stock, recorded at $40.00, to be held in escrow pending the acquisition of a company and to be applied toward the final acquisition price on or before December 31, 2000.

5 - STOCK OPTIONS

a)       Employees

In February 2000, the Company adopted a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and non-employees to acquire up to 250,000 shares of the Company's common stock. The plan was amended in June 2000 to increase the allowable number of stock options to be issued under this plan to 500,000 shares. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for qualified incentive and non-qualified stock options is not to be less than the fair market value of the underlying stock at the date of grant, and to have terms no longer than ten years from the date of grant.

On February 29, 2000, the Company granted options to purchase a total of 33,000 shares of the Company's common stock at a price of $4.00 per share to employees of the Company. The options vest on or after February 29, 2001 and expire between February and April 2005. Between March and August 2000, the Company cancelled options to purchase a total of 4,000 shares as the employees who were granted the options left the Company.

On June 12, 2000, the Company granted options to purchase a total of 54,000 shares of the Company's common stock at a price of $2.00 per share to employees of the Company. The options vest on or after June 11, 2001 and expire June 2005. Between June and August 2000, the Company cancelled options to purchase a total of 9,500 shares as the employees who were granted the options left the Company.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 232%; and an expected life of the options of 2.5 years. Accordingly, compensation expense using the fair value method would have been $130,310, amortized over their respective vesting period.

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2000



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

The Statement's pro forma information from the options is as follows:


                                                               Three Months Ended  Three Months Ended
                                                                August 31, 2000     August 31, 1999
                                                                        $                   $
                                                                ------------------  ------------------

Net (loss) as reported                                              (477,103)              (36,535)
Compensation expense from stock options under SFAS No. 123           (32,578)                   --
                                                                ------------------  ------------------
Pro forma net (loss)                                                (509,681)              (36,535)
                                                                ------------------  ------------------
Pro forma (loss) per common share:
     Basic and Diluted                                                 (0.04)                (0.01)
                                                                ------------------  ------------------



b)       Non-Employees

On May 26, 2000, the Company granted options to purchase a total of 40,000 shares of the Company's common stock at a price of $2.00 per share to non-employees of the Company. The options vest on or after May 1, 2001 and expire May 2005. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", using the fair value method. Accordingly, a compensation expense to these stock options in the amount of $17,253 was recorded as deferred stock compensation to be amortized over their respective vesting periods. For the quarter ended August 31, 2000 the Company recognized an amortization expense of $4,936.

c)   Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the period ended August 31, 2000 are as follows. There were no stock options as of August 31, 1999.
                                                                   Weighted
                                                                   Average
                                                    Number of    Exercise Price
                                                      Shares          $
                                                   -----------   --------------
Outstanding, August 31, 1999                              --           --
     Granted                                         127,000         2.52
     Forfeited                                       (13,500)        2.59
                                                   -----------   --------------
Outstanding, August 31, 2000                         113,500         2.51
                                                   -----------   --------------
Options exercisable at end of period                     Nil           --
                                                   -----------   --------------
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2000


The following table summarizes information about the Company's fixed stock options outstanding at August 31, 2000:

                                   Options Outstanding
                         ------------------------------------------------------
                                                                      Weighted
                                               Weighted Average       Average
    Range of                Number                Remaining           Exercise
Exercise Prices         Outstanding at        Contractual Life         Price
      $                 August 31, 2000          (in years)             $
-----------------      -----------------      -----------------      ---------

4.00 - 4.00                  29,000                    5                4.00
2.00 - 2.00                  84,500                    5                2.00
                        ---------------        -----------------     ---------
                            113,500                    5                2.51
                        ---------------        -----------------     ---------


The options outstanding at August 31, 2000 will expire between February and June 2005.

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

d) The Company entered into an agreement for advertising and marketing services for a fee of $160,000, which was settled by the issuance of 200,000 common shares of the Company at $1.25 per share. The contract term is from June 7, 2000 until September 7, 2000.

e) The Company entered into an agreement to lease office premises in Vancouver, B.C. Canada to September 30, 2001. The monthly lease payment was, excluding operating costs, $2,561. On August 31, 2000 the Company was released from its obligations under the lease in return for payment of four months rent of $10,244.

f) The Company entered into a consulting contract with an individual to perform various investor relations and corporate development for an initial fee of $4,600, which was settled by the issuance of 200,000 common shares of the Company at $0.023 per share, and a monthly fee of $2,414. In August 2000, the Company provided fourteen days notice to the consultant that the agreement would be terminated effective August 31, 2000. On August 31, 2000 the consultant resigned from his position as Vice President, Corporate Relations and the resignation was accepted by the Board of Directors.

g) The Company entered into an employment contract with the Chief Information Officer ("CIO") to oversee the Company's technical systems and applications for a signing bonus of $3,450, which was settled by the issuance of 150,000 common shares of the Company at $0.023 per share, and an annual salary of $51,000. The employment contract was from February 29, 2000 to February 28, 2001. On July 21, 2000, the CIO resigned.

h) The Company entered into a consulting contract with a consulting firm to provide strategic management services for a monthly fee of $3,450. The contract was from May 26, 2000 to November 26, 2000. The Company also granted to the principals of the consulting firm stock options allowing the principals to acquire 40,000 common shares at an exercise price of $2.00 per share. The consultants terminated the contract by way of mutual release effective July 31, 2000.

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2000



7 - SUBSEQUENT EVENTS

a) On September 25, 2000 the Company entered into a consulting contract with an individual to perform the duties of Chief Operating Officer for a monthly fee of $4,078. Either party may terminate the agreement on fourteen days written notice.

b) On October 5, 2000 the Company appointed Greg Millbank as a Director of the Company.


Item 2. Management's Discussion and Analysis

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

Overview

The Company is an internet service provider to the forest and wood products industry. The Company's website includes information and advertising relating to forest and logging; wood processing and logs; and lumber and wood products. The Company is also in the process of establishing a business-to-business exchange to support the purchase and sale of wood, wood products and wood related services. The Company's strategy is to become an internet leader in supporting an e-focused marketplace for the highly fragmented global forest industry.

For the Three Months ended August 31, 2000 and August 31, 1999

Revenues. Revenues increased 62% to $122,518 for the three months ended August 31, 2000 as compared to sales of $75,620 for the three months ended August 31, 1999. Increased sales were attributable to an increase in subscribers to the Company's web site services and web design services. The customer base increased to approximately 1100 customers by August 31, 2000 as compared to approximately 360 at August 31, 1999. $66,373 or 54% of revenues were derived from website design services while the remaining $56,145 or 46% of revenues were derived from web site advertising.

Expenses. Total expenses for the three months ended August 31, 2000 increased to $599,621 as compared to $112,155 for the comparative period ended August 31, 1999. Selling, general and administrative expenses represented the largest portion of expenses increasing over 500% from $99,893 for the three months ended August 31, 1999 to $514,277 for the comparable period in 2000. This increase is due to the hiring of additional sales and technical staff, attendance at more trade shows during this period and acquisition costs and related public company reporting requirements. The Company also recorded a compensation expense for stock issued for services rendered in the amount of $212,500. Consulting and professional fees were $52,382 for the period ended August 31, 2000 compared to $8,114 for the three months ended August 31, 1999. The Company's professional fees increased by over 600% due to the private placement conducted in August, the pending acquisition and compliance with reporting requirements. Professional fees also included legal and accounting fees relating to the preparation of a registration statement and audited financial statements for the year ending May 31, 2000.

Net and Comprehensive Loss. The Company recorded a net loss of $477,103 for the three months ended August 31, 2000 compared to a net loss of $36,535 for the three months ended August 31, 1999. The increase in losses for the period ended August 31, 2000 is due to the significant increase in operating, administrative and professional expenses and the recording of compensation expenses relating to the issuance of common stock for services and granting of stock options to non-employees.

Liquidity and Capital Resources

The Company is in a growth stage in which expenses are expected to increase as the Company implements its business plan. The Company has not been profitable and has experienced negative cash flows from operations. Due to the fact that the Company has not generated sufficient cash flow to fund all of its operating costs, the Company has relied heavily on outside sources of capital. During the year ended May 31, 2000, the Company raised $750,000 through the sale of its Series A Convertible Preferred Stock. During the three months ended August 31, 2000, the Company also raised $200,000 through the sale of its Series B Convertible Preferred Stock. The Company's future operations are dependent upon continued external funding from additional capital investments or borrowed funds. The Company's future success will also depend on its ability to increase revenues and to reduce expenses and establish its online business exchange auction website for the forest and wood industries. There can be no assurance that the Company will be able to raise capital from these outside sources in sufficient amounts to fund the Company's business operations or to successfully expand its online business. The failure to secure adequate outside funding or establish the forest and wood industry auction website would have an adverse affect on the Company's operating results.

Investing activities during the three months ended August 31, 2000 have consisted mainly of purchasing property and equipment, primarily computer hardware and software. Capital expenditures totalled $16,095 for the three months ended August 31, 2000 and $119,377 for the year ended May 31, 2000. The Company expects capital expenditures will increase and growth in its personnel and infrastructure will be required to support the growing customer base.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects, that in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities until utilized in business operations.

As of August 31, 2000, the Company had working capital of approximately $59,345. The Company anticipates obtaining the additional capital which it will require through revenues from operations and through a combination of debt and equity financing. The Company will also consider joint ventures or strategic alliances to develop future programs. There is no assurance that the Company will be able to obtain capital it will need or that the estimates of its capital requirements will prove to be accurate.

Factors Affecting Future Operating Results

The Company is still in the early stages of developing its website and marketing its internet services. Consequently, it has only a limited history of revenues and business track record.

The Company expects its expenses will increase during the remainder of the fiscal year as a result of increased marketing expenses and the expansion of its online services. The Company's ability to successfully operate and expand its website and market its services will depend on, among other things:

     o the continued improvement of its internet technology to support the forest and wood industry
     o    the development and expansion of its internet services
     o    the expansion of its subscriber base
     o the establishment of its website as an effective advertising and business medium for the forest and wood industry.


        The success of the Company will also depend on its ability to respond to technological advances and emerging industry standards in a cost-effective and timely manner. The Company may not have the technical or financial ability to respond to these technical challenges.

        Until revenues are sufficient to support the Company's business, it will depend to a significant extent on outside capital to pay for the development of its e-commerce business. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available if necessary to the Company to meet these operational costs or, if the capital is available, it will be on terms acceptable to the Company. The issuance of additional equity securities by the Company would result in a further dilution in the equity interests of the current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. As of August 31, 2000, the Company did not have any commitments from any source to provide additional capital.

                                            PART II

                                       Other Information

Items 1, 3 and 4

None.

Item 2.  Changes in Securities and Use of Proceeds

  In August, the Company's Board of Directors authorized the issuance of up to 1,200 shares of Series "B" Preferred Stock. Among the terms of the Series B Preferred Stock is the requirement that upon any liquidation and dissolution of the Company, each outstanding share of Series B Preferred Stock is entitled to a distribution of $1,000 prior to any distribution to the holders of common stock. The Series B preferred stockholders are not entitled to any dividends or voting rights. Each share of Series B Preferred Stock may be converted, at the option of the holder, into shares of the Company's common stock equal in number to the amount determined by dividing $1,000 by 70% of the average closing price of the Company's common stock for the five trading days preceding the conversion date, subject to a maximum of 5,000 shares of common stock being issued for each Series B preferred share and a minimum of 250 shares of common stock being issued for each Series B preferred share. On August 1, 2000, the Company sold 200 shares of its Series B Convertible Preferred Stock to two accredited institutional investors for aggregate proceeds of $200,000. The sale of the Company's Series B Preferred Stock was exempt from registration pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission and Regulation S. All shares of the preferred stock were acquired for investment purposes only and without a view to distribution. All of the persons who acquired the Company's Series B preferred stock were fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The certificates evidencing the Series B Preferred Stock bear legends stating that they may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration.

Item 5. Other Information

On August 16, 2000 the Company signed a non-binding letter of intent to acquire all of the issued and outstanding shares of C.C. Crow Publications, Inc. in exchange for 400,000 shares of the Company's common stock and $330,000 in cash. The transaction is subject to several conditions prior to closing. The Company has issued 400,000 shares of its common stock, which has been placed in escrow pending the consummation of this transaction. The Company has until December 31, 2000 to raise sufficient capital to acquire the business. The Company plans to obtain the necessary capital through debt and/or equity financing. If the Company fails to raise sufficient capital or for some other reason decides not to consummate this acquisition, it will forfeit a deposit in the amount of 125,000 shares of its common stock.

Subsequent to the end of the fiscal quarter the Company appointed Greg Millbank as a Director and Chief Operating Officer of the Company.

Item 6. Exhibits and Reports on Form 8-K

The Exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

     a)    Exhibit Number                         Description of Exhibit
           --------------                         ------------------------
                27                                 Financial data schedule

     b)    Reports on Form 8-K

         1. On August 24, 2000, the Company filed a Form 8-K/A amending the Form 8-K previously filed on February 15, 2000 and amended on February 16, 2000. The Form 8-K/A amended the previously reported
              Item 1 event relating to the acquisition of The Forest Industry Online, Inc. by the Company and the resulting change in control of the Company.

         2. On August 24, 2000, the Company filed a Form 8-K/A amending the Form 8-K previously filed on March 8, 2000. The Form 8-K/A amended the previously reported Item 4 event relating to its change of accountants and an Item 5 event relating to its name change to forestindustry.com, Inc.

         3. On August 30, 2000, the Company filed a Form 8-K to report an Item 2 event relating to the proposed acquisition of C.C. Crow Publications, Inc.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               forestindustry.com, Inc.



Date:   October 12, 2000                  /s/ JOE PERRATON
                                              -------------------------
                                              Joe Perraton
                                              President
                                              (Principal Financial and
                                              Accounting  Officer)