Form 10QSB/A
period 2000-08-31
FORESTINDUSTRY COM INC
filed 2001-01-08
CIK 1052671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                    (Amendment No. 1 Filed January 8, 2001)


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2000


                         Commission File Number 0-26673

                            FORESTINDUSTRY.COM, INC.
             (Exact name of Registrant as specified in its charter)



          DELAWARE                                      98-0207081
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

   11-2480 Kenworth Roa
   Nanaimo, British Columbia                             V9T 3Y3
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number including area code:  (250) 758-0665



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      YES    X               NO



Common stock, $.0001 par value, 13,783,666 issued and outstanding as of August 31, 2000.

                                      INDEX



                                                                            PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ..............................  3

     ITEM 2.  Management's Discussion and Analysis .......................... 13


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.............................................. 15

     ITEM 2.  Changes in Securities.......................................... 15

     ITEM 3.  Defaults upon Senior Securities................................ 15

     ITEM 4.  Submission of Matters to a Vote of Security Holders............ 15

     ITEM 5.  Other Information.............................................. 16

     ITEM 6.  Exhibits and Reports on Form 8-K............................... 16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            forestindustry.com, Inc.
                                 and Subsidiary
                      Condensed Consolidated Balance Sheet
                                   (unaudited)

                                                              (in U.S. Dollars)
Assets
                                                               August 31, 2000
--------------------------------------------------------------------------------
Current:
   Cash and cash equivalents                                       $165,181
   Accounts receivable (Net allowance for doubtful
     accounts - August 31, 2000 - $21,068)                           60,497
   Work in process                                                   17,266
   Prepaid expenses and deposits                                      7,135
   Due from related parties                                             201
--------------------------------------------------------------------------------
Total current assets                                                250,280

Deposit on business acquisition (Note 3)                                 40
Property and equipment                                              125,963

--------------------------------------------------------------------------------
                                                                   $376,283
================================================================================
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current:
   Accounts payable and accrued liabilities                        $143,154
   Unearned revenues                                                 47,781
--------------------------------------------------------------------------------
Total current liabilities                                          $190,935
--------------------------------------------------------------------------------
Stockholders' equity:
   Share capital (Note 4)
   Common stock - $0.0001 par value
      30,000,000 authorized; issued
      and outstanding: 13,783,666
      (May 31, 2000- 12,966,521)                                      1,378
   Preferred stock -$0.0001 par value
        5,000,000 authorized; issued
        and outstanding: 200 Series
        "A" Convertible and 200
        Series "B" Convertible                                            1
   Additional paid in capital                                     1,247,269
   Deferred stock compensation                                      (12,317)
   Cumulative translation adjustment                                 12,766
   Deficit                                                       (1,063,749)
--------------------------------------------------------------------------------
Total stockholders' equity                                         $185,348
--------------------------------------------------------------------------------
                                                                   $376,283
================================================================================

Commitments (Note 6)
Subsequent events (Note 7)
                     forestindustry.com, Inc. and Subsidiary
                 Condensed Consolidated Statement of Operations
                                   (unaudited)
               For the Three Months Ended August 31, 2000 and 1999

                                                              (in U.S. Dollars)

                                                           2000            1999
--------------------------------------------------------------------------------
Revenue:
   Sales                                                 $122,518       $75,620
--------------------------------------------------------------------------------
Expenses:
   Depreciation                                            11,828         3,944
   Consulting fees                                         21,134           204
   General and administrative                             514,277        99,893
   Professional fees                                       52,382         8,114
--------------------------------------------------------------------------------
                                                          599,621       112,155
--------------------------------------------------------------------------------
Net loss for the period                                   477,103        36,535

Deficit, beginning of period                              586,646        86,445
--------------------------------------------------------------------------------
Deficit, end of period                                 $1,063,749      $122,980
================================================================================

Basic and diluted loss per share                         ($ 0.08)       ($0.01)
--------------------------------------------------------------------------------
Weighted average number of shares                      13,398,262    10,000,000
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)
               For the Three Months Ended August 31, 2000 and 1999


                                                              (in U.S. Dollars)

                                                            2000           1999
--------------------------------------------------------------------------------
Operating Activities:
   Net loss for the period                               (477,103)      (36,535)
   Adjustments to reconcile net loss
   to net cash used in operating activities -
        Depreciation                                       11,828         3,944
        Shares issued for services rendered               212,500            -
   Changes in operating assets and liabilities -
        Accounts receivable                               (23,654)         (430)
        Prepaid expenses and deposits                       2,002        (2,961)
        Due from related parties                             (201)          108
        Accounts payable and accrued liabilities           62,845        (2,983)
        Unearned revenues                                  (3,904)       (1,725)
--------------------------------------------------------------------------------
Cash flows (used in) operating activities                (215,687)      (40,582)

--------------------------------------------------------------------------------
Investing Activity:
   Acquisition of capital assets                          (16,095)       (3,299)
--------------------------------------------------------------------------------
Financing activities:
   Demand bank loan and operating line of
     credit advances (repayment)                               -         (1,611)
   Advances from affiliated company                            -            471
   Net proceeds from issuance of preferred stock          200,000            -

--------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities     200,000        (1,140)
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                 (31,782)      (45,021)

Cash and cash equivalents, beginning of period            196,963        13,135
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  165,181       (31,886)
================================================================================
                     forestindustry.com, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2000

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

         Cash and Equivalents               $ 750,000
         Accounts Payable                     (19,530)
                                            ---------

                                            $ 730,470
                                            =========

Total costs related to this recapitalization transaction were estimated at $24,375. They include cash expense in the estimated amount of $15,000 and non-cash expense in the amount of $9,375. The non-cash expense relates to the issuance of 37,500 shares of common stock of the Company. The fair value of
                     forestindustry.com, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2000

these services was estimated based upon the estimated fair value of the shares at $0.25 per share. Total transaction costs have been recorded as a charge to the stockholders' equity of the Company.

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

On August 16, 2000, the Company issued 400,000 share of common stock, valued at $400,000, to be held in escrow pending the acquisition of a company and to be applied toward the final acquisition price on or before December 31, 2000. The Company recorded an expense of $400,000 for the issuance of the common shares based on the fair market value of the shares on the date of issuance and will record an investment of $400,000 when the transaction is completed.

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

The Statement's pro forma information from the options is as follows:

                                      Three Months Ended     Three Months Ended
                                         August 31, 2000        August 31, 1999
                                                       $                      $

Net (loss) as reported                          (477,103)               (36,535)
Compensation  expense from stock
options under SFAS                               (32,578)                    -
No. 123
                                      ------------------------------------------

Pro forma net (loss)                            (509,681)               (36,535)
                                      ==========================================

Pro forma (loss) per common share:
     Basic and Diluted                            (0.04)                 (0.01)
                                      ==========================================

b)   Non-Employees

On May 26, 2000, the Company granted options to purchase a total of 40,000 shares of the Company's common stock at a price of $2.00 per share to non-employees of the Company. The options vest on or after May 1, 2001 and expire May 2005. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", using the fair value method. Accordingly, a compensation expense
                     forestindustry.com, Inc. and Subsidiary
                     Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2000

to these stock options in the amount of $17,253 was recorded as deferred stock compensation to be amortized over their respective vesting periods. For the quarter ended August 31, 2000 the Company recognized an amortization expense of $4,936.

c)   Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the period ended August 31, 2000 are as follows. There were no stock options as of August 31, 1999.

                                        Number of              Weighted Average
                                        Shares                 Exercise Price
                                                               $
Outstanding, August 31, 1999            -                      -
     Granted                            127,000                2.52
     Forfeited                          (13,500)               2.59
                                        ----------------------------------------

Outstanding, August 31, 2000            113,500                2.51
                                        ========================================

Options exercisable at end of period     Nil                    -
                                        ========================================

The following table summarizes information about the Company's fixed stock options outstanding at August 31, 2000:

                               Options Outstanding
                               -------------------
                    Number               Weighted Average       Weighted Average
Range of            Outstanding at       Remaining              Exercise
Exercise Prices     May 31, 2000         Contractual Life       Price
                                         (in years)
$                                                               $

4.00 - 4.00         29,000               5                      4.00
2.00 - 2.00         84,500               5                      2.00
                    ------------------------------------------------------------

                    113,500              5                      2.51
                    ============================================================

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

d) The Company entered into an agreement for advertising and marketing services for a fee of $212,500, which was settled by the issuance of 200,000 common shares of the Company at $1.25 per share. The contract term is from June 7, 2000 until September 7, 2000.

e) The Company entered into an agreement to lease office premises in Vancouver, B.C. Canada to September 30, 2001. The monthly lease payment was, excluding operating costs, $2,561. On August 31, 2000 the Company was released from its obligations under the lease in return for payment of four months rent of $10,244.

f) The Company entered into a consulting contract with an individual to perform various investor relations and corporate development for an initial fee of $50,000, which was settled by the issuance of 200,000 common shares of the Company at $0.25 per share, and a monthly fee of $2,414. In August 2000, the Company provided fourteen days notice to the consultant that the agreement would be terminated effective August 31, 2000. On August 31, 2000 the consultant resigned from his position as Vice President, Corporate Relations and the resignation was accepted by the Board of Directors.

g) The Company entered into an employment contract with the Chief Information Officer ("CIO") to oversee the Company's technical systems and applications for a signing bonus of $37,500, which was settled by the issuance of 150,000 common shares of the Company at $0.25 per share, and an annual salary of $51,000. The employment contract was from February 29, 2000 to February 28, 2001. On July 21, 2000, the CIO resigned.

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

As of August 31, 2000, the Company had working capital of approximately $59,345. The Company anticipates obtaining the additional capital, which it will require through revenues from operations and through a combination of debt and equity financing. The Company will also consider joint ventures or strategic alliances to develop future programs. There is no assurance that the Company will be able to obtain capital it will need or that the estimates of its capital requirements will prove to be accurate

Factors Affecting Future Operating Results

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

Item 6.    Exhibits and Reports on Form 8-K

The Exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

     a)  Exhibit Number                                 Description of Exhibit
         --------------                                 ----------------------
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


                                   forestindustry.com, Inc.



Date:   January 5, 2001            /s/ Joe Perraton
                                   -------------------------------------------
                                   Joe Perraton
                                   President
                                   (Principal Financial and Accounting Officer)