Form 10KSB/A
period 2000-05-31
FORESTINDUSTRY COM INC
filed 2001-01-16
CIK 1052671

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB-A
                   (Amendment No. 1 filed on January 16, 2001)

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year                          Commission File Number 0-26673
 Ended May 31, 2000                                                 -------
       ------------

                            FORESTINDUSTRY.COM, INC.
             (Exact name of Registrant as specified in its charter)


          DELAWARE
(State of other jurisdiction of                       98-0207081
incorporation or organization)           (I.R.S. Employer Identification Number)
--------------------------------         ---------------------------------------

2480 Kenworth Road, Suite 11
Nanaimo, British Columbia                                 V9T 3Y3
(Address of Principal Executive Offices)                 (Zip Code)
----------------------------------------                 ----------


 Registrant's telephone number including area code:   (250) 758-0665
                                                   -----------------------------

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

 YES    X       NO
      -----         -----

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

Documents Incorporated By Reference:
     Certain exhibits required by Item 13 have been incorporated by reference from our Form 10-SB filed on November 4, 1999 and our Registration Statement on Form SB-2 filed May 19, 2000.

Transitional Small Business Disclosure Format:    Yes           No   X
                                                      -----        -----

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Principal Market
----------------

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

                                                   Common Stock
                                               --------------------
               Month Ended                     High             Low
               --------------                  ----             ---
               March 31, 2000                  $8.00           $7.81
               April 30, 2000                  $3.00           $3.00
               May 31, 2000                    $1.25           $1.25

     Approximate number of holders of common stock dividends. As of August 28, 2000 there were 58 holders of record of the Company's common stock. This number does not include stockholders who hold the Company's stock in street name.

Dividends
---------

     Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its common stock and it does not have any current plans to pay any dividends in the foreseeable future.

Capital Stock
-------------

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

     On February 24, 2000, the Company issued 200,000 shares of its common stock to one consultant in payment for services to the Company, valued at $50,000. On February 29, 2000, the Company issued 150,000 shares of its common stock to one consultant in payment for services rendered to the Company. The services were valued at $37,500. These transactions were private in nature and involved investors who were not residents of the United States. On June 7, 2000, the Company issued 200,000 shares of its common stock to one consultant in payment for services rendered to the Company. The services were valued at $212,500. This transaction was private in nature and involved one sophisticated investor. Accordingly, the above issuances were deemed to be exempt from registration by Regulation S or Section 4(2) of the Securities Act and the stock is deemed to be restricted securities.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     The following discussion may contain forward-looking statements and projections. Because these forward-looking statements and projections are based on a number of assumptions and are subject to significant uncertainties and contingencies, many of which are beyond our control, there is no assurance that they will be realized, and actual results may vary significantly from those shown.

     Forestindustry and our current business is a result of a combination transaction between Autoeye Inc., a Delaware corporation, and The Forest Industry Online Inc., a British Columbia corporation. At the time of the combination on January 31, 2000, Autoeye was a reporting company under the Securities Exchange Act of 1934 with no active business other than to evaluate businesses for possible acquisition. Autoeye was incorporated on December 19, 1997 and was formed to acquire Autoeye Inc., an Alberta corporation, that developed and proposed to manufacture a multi-vehicle surveillance system to monitor large vehicle lots such as car dealerships, fleets and storage lots.
This proposed acquisition of Autoeye Inc., an Alberta corporation, was terminated in February 1998. The Forest Industry Online Inc. had been in the business of providing internet services to the forest and wood products industry since January 1997. As a result of the combination, The Forest Industry Online Inc. became a wholly-owned subsidiary of Autoeye and Autoeye changed our name to forestindustry.com, Inc. and continues the business of The Forest Industry Online Inc. Following the transaction, the shareholders of The Forest Industry Online, Inc. owned a majority of Autoeye's outstanding shares of common stock. Accordingly, for financial reporting purposes the transaction was accounted for as a reverse acquisition with The Forest Industry Online, Inc. considered the accounting acquirer. (See Notes 2(a) and 3 to the May 31, 2000 audited consolidated financial statements). As such, The Forest Industry Online, Inc.'s historical financial statements are now reported as our financial statements.

Plan of Operations

     In order to expand our operations we will need additional capital. We do not have any commitments from any source to provide additional capital. We will need to raise significant outside capital to fund our anticipated capital requirements over the next twelve months. Approximately $2.6 million has been budgeted to finance the development of our technology, development of new products and services and increased sales and marketing over the next 12 months. We anticipate needing approximately $200,000 to acquire additional equipment over the next 12 months to support the Lumber and Equipment Exchange. We will need capital to finance anticipated acquisitions during the next 12 months. We will need $330,000 by December 31, 2000 if it determines to consummate a pending corporate acquisition. Capital commitments for the next 12 month period include approximately $21,468 in lease obligations for the one office premise; consultant agreements totaling $50,000; other leases $18,000; and employment agreements totaling $98,600. As a result of this increased business activity and anticipated increase in employees, we expect general and administrative expenses and compensation costs to increase significantly from current levels.

     An essential element of our business plan is to obtain license technology and hardware to support our proposed Lumber and Equipment Exchange or LEE. The LEE program is expected to cost between $300,000 and $400,000 to implement.

     Since inception, we have relied on equity financings to fund our operations. Funds required to finance our future internet services, marketing efforts and ongoing business are expected to come primarily from debt and equity financing and alliance partners with the remainder provided from operating revenues. Operating revenues to date have been substantially less than the cost of operations. Future financings will be necessary to meet our anticipated working capital needs over the next 12 months. Potential sources of additional capital include private placements with institutional investors and/or a public offering of our common stock.

Results of Operations
---------------------
For the Fiscal Years Ended May 31, 2000 (10 months) and July 31,1999
--------------------------------------------------------------------

     As indicated above, we commenced business operations in January of 2000. As of May 31, 1999 and up to January 2000, we were not conducting any business operations. Consequently, a comparison of the fiscal years ended May 31, 2000 and 1999 would not be meaningful. Instead, the more meaningful management's discussion compares our latest fiscal year ended May 31, 1999 with the prior fiscal year of The Forest Industry Online, Inc. ending July 31, 1999. However, our most recent fiscal year consists of only ten months rather than a full twelve-month fiscal year.

     Revenues. Revenues increased 11% to $335,287 for the ten months ended May 31, 2000 as compared to sales of $300,362 for the year ended July 31, 1999. Increased sales were attributable to an increase in subscribers to our web site services and web design services. The customer base increased to approximately 640 customers by May 31, 2000 as compared to approximately 350 at July 31, 1999. $215,504 or 64% of revenues were attributable to web site advertising while the remaining $119,783 or 36% of revenues were derived from website design services.

     Expenses. Selling, general and administrative expenses for the ten months ended May 31, 2000 increased 94% to $534,976 as compared to $275,061 for the year ended July 31, 1999. This increase is due to the hiring of additional sales and technical staff and attendance at more trade shows during this period. Consulting and professional fees were $231,066 for the period ended May 31, 2000 compared to $18,079 for the year ended July 31, 1999. Our professional fees increased by over 600% due to the acquisition in January 2000 and the change from a privately held company to a public reporting company. Professional fees also include legal and accounting fees relating to the preparation of our registration statement.

     Net and Comprehensive Loss. We recorded a net loss of $458,581 and a comprehensive loss of $450,017 for the ten months ended May 31, 2000 compared to a net loss of $541 and a comprehensive loss of $82 for the year ended July 31, 1999. The increase in losses for the period ended May 31, 2000 is due to the significant increase in operating, administrative and professional expenses.

Liquidity and Capital Resources

     We are in a growth stage in which expenses are expected to increase as we implement our business plan. Due to the fact that we have not generated sufficient cash flow to fund all of our operations, we have relied heavily on outside sources of capital. During the year ended May 31, 2000, we raised $750,000 through the sale of our series A convertible preferred stock. We will require additional capital investments or borrowed funds to meet cash flow projections. There can be no assurance that we will be able to raise capital from these outside sources in sufficient amounts to fund our business expansion. The failure to secure adequate outside funding would have an adverse affect on our operating results.

     We expect our expenses will continue to increase during the next twelve months as a result of increased marketing expenses and the expansion of our online services.

     We plan to develop the Lumber and Equipment Exchange, or LEE, which will conduct auctions of lumber, equipment and other wood products by means of the internet. To establish the LEE, we will need to license from a third party the sophisticated computer software systems needed to operate an internet-based auction site. We have identified and reviewed potential third parties and have identified a company from whom we will obtain a license. Their model was less expensive and easily adaptable to multiple platforms. Once we obtain outside financing, we believe the exchange will take six weeks to build and 12-18 months to fully launch and introduce to our customers. We will earn commissions on any sales made through the LEE. A license for the computer system needed for the LEE is expected to cost approximately $300,000 in addition to approximately $100,000 of installation services. Alternatively, we may establish a joint venture or similar arrangement with a company, which has the rights to such a computer system. The initial cost of the license would be less but we would be required to share any revenues earned from the LEE with our joint venture partner. As of August 31, 2000, we had not obtained any license for the computer programs which will be required for the LEE and the launch date of the LEE will remain uncertain until additional sources of capital are obtained.

     Subsequent to the year-end, we signed a letter of intent to acquire a business whereby we agreed to issue 400,000 shares of our common stock and pay $330,000 in cash in exchange for all the issued and outstanding shares of the business. We have until December 31, 2000 to raise sufficient capital to acquire the business. We plan to obtain the capital through debt and/or equity financing. If we fail to raise sufficient capital or for some other reason decides not to consummate this acquisition, we will pay a non-refundable deposit in the amount of 125,000 shares of our common stock.

     Investing activities during the ten months ended May 31, 2000 have consisted mainly of purchasing property and equipment, primarily computer hardware and software. Capital expenditures, including those under capital leases, totaled $27,009 in 1999 and $119,377 in 2000. We expect capital expenditures will increase and growth in our personnel and infrastructure will be required to support the growing customer base.

     To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect, that in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities until utilized in business operations.

     Capital commitments for the next 12 month period include approximately $21,468 in lease obligations for 1 office premises; consultant agreements totaling $50,000; other leases $18,000; and employment agreements totaling $98,600.

     As of May 31, 2000, we had working capital of approximately $118,409. We anticipate obtaining the additional capital, which we will require through revenues from our operations and through a combination of debt and equity financing. We will also consider joint ventures or strategic alliances to develop future programs. Current cash and cash equivalents are projected to sustain the Nanaimo operations but alternate sources will be required to fund additional expenses. We will seek to raise additional funds through public and private equity financings, borrowed funds or from other sources. There is no assurance that we will be able to obtain capital we will need or that our estimates of our capital requirements will prove to be accurate. As of the date of this report, we did not have any commitments from any source to provide additional capital.

ITEM 7.        FINANCIAL STATEMENTS

     Our financial statements, including notes thereto, together with the report of independent certified public accountants thereon, are presented as an exhibit under Item 13 beginning on page F-1.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation of our Chief Executive Officer during the last two complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

                                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation                         Long Term Compensation
                           -------------------------------------   -----------------------------------------------
                                                                          Awards            Payout
                                                                   ----------------------   --------
                                                                   Restricted Securities    LTIP      All Other
                                                 Other Annual      Stock      Underlying    Payout   Compensation
                    Year   Salary   Bonus ($)  Compensation ($)    Award(s)   Options (#)       ($)        ($)
                   ------- -------- ---------- -----------------   ---------- -----------   -------- -------------
Joe Perraton       2000(1) $15,022     -0-           -0-              -0-        -0-          -0-        -0-
President
Andrew Hromyk      2000(2)     -0-     -0-           -0-              -0-        -0-          -0-      9,375(3)
Prior President
                   1999        -0-     -0-           -0-              -0-        -0-          -0-        -0-
                   1998        -0-     -0-           -0-              -0-        -0-          -0-        -0-
-----------------

(1) For the period January 31, 2000 to May 31, 2000. Prior to January 31, 2000, Mr. Perraton was paid the following salary by The Forest Industry Online, Inc. (a subsidiary of the Company); June 1, 1999 to January 30, 2000 - $13,406; fiscal year 1999 - $49,410; fiscal year 1998 - $25,325.
(2)  For the period June 1, 1999 to January 31, 2000.
(3) Value of 37,500 shares of common stock issued to Century Capital Management Ltd. as compensation for consulting services.

     In January 2000, Joe Perraton replaced Andrew Hromyk as our President of the Company. Mr. Hromyk continued to serve as the Secretary and a director until May 11, 2000 at which time he resigned from both positions.

Employment/Consulting Agreements
--------------------------------

     On January 31,2000 we acquired The Forest Industry Online Inc. In connection with this acquisition we entered into an employment agreement with Joe Perraton, the President of The Forest Industry Online. The employment agreement provides for a term of three years and an annual salary of CDN $70,000 (approximately $50,000 at current exchange rates).

     In February 2000 our wholly owned subsidiary The Forest Industry Online Inc. entered into an employment agreement with John Carmichael pursuant to which Mr. Carmichael agreed to serve as that Company's Chief Information Officer. The employment agreement provides for a term of one year and an annual salary of CDN $75,000 (approximately $50,000 at current exchange rates). In addition, Mr. Carmichael was issued 150,000 shares of our common stock as consideration for entering into this employment agreement. Mr. Carmichael resigned as of July 21, 2000 and voluntarily returned the 50,000 common shares of shares issued in conjunction with the employment agreement.

     In February 2000 our wholly owned subsidiary The Forest Industry Online Inc. entered into a consulting agreement with Todd Hilditch pursuant to which Mr. Hilditch agreed to serve as that Company's corporate relations officer. The consulting agreement provides for a term of one year with monthly payments of CDN $3,500 (approximately $2,400 at current exchange rates). In addition, Mr. Hilditch was issued 200,000 shares of our common stock as consideration for entering into this consulting agreement. Mr. Hilditch was also appointed as our

Vice-President of Corporate Relations by the Board of Directors as of the 24th of February 2000.

     On March 1, 2000, we entered into a consulting agreement with Summit Media Partners. The agreement had a term of 92 days and a cost of CDN $15,000. Subsequent to the year-end we entered into a second consulting agreement with Summit Media Partners. The agreement had a term of 92 days and expires on September 7, 2000. We issued 200,000 shares of our common stock valued at $212,500 in payment for these services. Summit Media is providing advertising and marketing services through featured advertorial mailings.

Employee Pension, Profit Sharing or other Retirement Plans
----------------------------------------------------------

     We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's Compensation
-----------------------

     At present we do not pay our directors for attending meetings of the board of directors, although we expect to adopt a director compensation policy in the future. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

     Except as disclosed elsewhere in this prospectus no director received any form of compensation from us during the year ended May 31, 2000.

Stock Option Plan
-----------------

     In February, 2000 our board of directors adopted a stock option plan which authorizes the issuance of options to purchase up to 250,000 shares of our common stock. The option plan will remain in effect until February 2010, unless earlier terminated by action of the board of directors. Pursuant to the option plan, our employees and officers are eligible to be granted options. Our directors may not be granted options unless they also serve as officers. The option exercise price is determined by the board of directors. On May 26, 2000, our board of directors amended the 2000 stock option plan to authorize the issuance of options to purchase up to 500,000 shares of our common stock and expanded the definition of an eligible person for the purpose of authorizing stock options.

     Options granted pursuant to the option plan terminate on the date established by the board of directors when the option was granted and in any event cannot exceed ten years from the date of grant.

     Options granted pursuant to the option plan may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or nonqualified stock options.

     The exercise price of options granted pursuant to the option plan cannot be less than the fair market value of the shares of our common stock on the date of the grant and, in the case of incentive stock options granted to any of our employees who own more than 10% of the voting power of all classes of our shares, the exercise price cannot be less than 110% of the fair market value of the shares of our common stock on the date of the grant.

     The option plan is administered by our board of directors. Our board of directors has the authority to interpret the provisions of the option plan and supervise the administration of the option plan. In addition, our board of directors is empowered to select those persons to whom options are to be granted, to determine the number of shares subject to each grant of an option and to determine when, and upon what conditions options granted under the option plan will vest or otherwise be subject to forfeiture and cancellation.

     In the discretion of our board of directors, any option granted pursuant to the option plan may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. Our board of directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any options granted pursuant to the option plan will be forfeited if the "vesting" schedule established by the board of directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of forestindustry.com or our subsidiary The Forest Industry Online Inc. At the time an employee ceases working for us any options not fully vested will be forfeited and cancelled. Payment for the shares of our common stock underlying the options granted to our officers may be paid through the delivery of shares of our common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of our common stock may also be permitted at the discretion of the board of directors. Options are generally non-transferable except upon death of the option holder.

     Our board of directors may at any time, and from time to time, amend, terminate, or suspend the option plan in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted.

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

Limitation of Liability and Indemnification Matters

     The General Corporation Law of the State of Delaware permits indemnification of directors, officers, and employees of corporations under certain conditions subject to certain limitations. Article XIII of forestindustry's Certificate of Incorporation states that we may provide indemnification of our agents, including our officers and directors to the maximum extent permitted by the Delaware Corporation Law.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of forestindustry pursuant to the foregoing provisions, or otherwise, forestindustry has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by forestindustry of expenses incurred or paid by a director, officer or controlling person of forestindustry in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, forestindustry will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

 ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

     Should a transaction, proposed transaction, or series of transactions involve an officer or director of forestindustry or a related entity or an affiliate of a related entity, or holders of stock representing 5% or more of the voting power (a "related entity") of the then outstanding voting stock, the transactions must be approved by the unanimous consent of our board of directors. In the event a member of the board of directors is a related party, that member will abstain from the vote.

     We have issued shares of our common stock to the following persons during the past two years, who, at the time of issuance, were affiliated with us:


                                Date of       Number of
Name                            Issuance       Shares        Share Value       Consideration
----                            --------       ------        -----------       -------------

Century Capital Management       01/00         37,500           $9,375         Consulting services
Ltd. (1)

Todd Hilditch                    02/00        200,000          $50,000         Services Rendered
----------------------

1) The beneficial owner of Century Capital Management Ltd. is Andrew Hromyk, a former officer and director.


     In May 2000 Bona Vista West Ltd., a former principal shareholder, returned 2,597,240 shares of common stock to us for cancellation by way of a stock retirement agreement dated May 11, 2000. Bona Vista West Ltd. agreed with us that in order to attract future financings it would be in our best interest to reduce our issued and outstanding share capital through the surrender and retirement of certain control stock originally issued to Bona Vista West Ltd. upon our formation. We released Bona Vista West Ltd. from all claims, demands, acts, omissions and causes of action, in return for the 2,597,240 shares of common stock.

     We engaged Century Capital Management Ltd. as an advisor in connection with our acquisition of The Forest Industry Online Inc. For our services, we issued Century Capital Management Ltd. 37,500 shares of our common stock. Century Capital Management Ltd. is owned by Andrew Hromyk, a former officer and director.

ITEM 13.       EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  The following documents are being filed as part of this report:

          (1)  Financial Statements
               --------------------

          Report of Independent Accountants                            F-1
          Year-end Consolidated Balance Sheets                         F-2
          Year-end  Consolidated  Statements  of
          Operations  and  Comprehensive Income                        F-3
          Year-end Consolidated Statements of
          Stockholders' Equity                                         F-4
          Year-end Consolidated Statements of Cash Flows               F-5
          Notes to Consolidated Financial Statements         F-6 thru F-17

Independent Auditors' Report
--------------------------------------------------------------------------------


To the Shareholders and Board of Directors of:
forestindustry.com, Inc.
(formerly Autoeye Inc.)


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


"Watson Dauphinee & Masuch"
Chartered Accountants


Vancouver,  B.C., Canada
August 11, 2000
                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)

Consolidated Balance Sheets
----------------------------------------------------------------------------------------------

                                                       (Audited)   (Unaudited)       (Audited)
                                                    May 31, 2000  May 31, 1999   July 31, 1999
                                                            US $          US $            US $
ASSETS

CURRENT

Cash and Equivalents                                     196,963        13,135           2,819
Accounts Receivable (Net of Allowance for Doubtful
Accounts -                                                84,151        54,133          64,657
   May 31, 2000 - $20,697; July 31, 1999 - $8,630)
Work in Process                                            9,137             -               -
Prepaid Expenses                                           1,548           228           1,795
Due from Affiliated Company                                    -           326             166
                                                   -------------------------------------------

                                                         291,799        67,822          69,437

Property and Equipment (Note 4)                          123,792        28,195          32,481
                                                   -------------------------------------------

                                                         415,591        96,017         101,918
                                                   ===========================================

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Operating Line of Credit (Note 5)                              -         9,770          13,278
Accounts Payable and Accrued Liabilities                 129,513        17,651          39,265
Unearned Revenues                                         43,877        22,797          52,281
Due to Shareholders (Note 6)                                   -        73,496          68,013
Demand Bank Loan (Note 7)                                      -        57,756          55,695
                                                   -------------------------------------------

                                                         173,390       181,470         228,532
                                                   -------------------------------------------
Commitments (Note 10)
Subsequent Events (Note 11)

STOCKHOLDERS' EQUITY

Share Capital (Note 8)
Common Stock, $0.0001 par value
    30,000,000 Authorized; Issued and
    Outstanding: May 31, 2000 - 12,966,521;
    July 31, 1999 - 10,000,000                             1,296         1,000           1,000

Preferred Stock, $0.0001 par value 5,000,000
    Authorized; Issued and Outstanding:
    May 31, 2000 - 375; July 31, 1999 - Nil                    1             -               -
Additional Paid in Capital                               834,789          (999)           (999)
Deferred Stock Compensation                              (17,253)            -               -
Cumulative Translation Adjustment                         10,014           991           1,450
Deficit                                                 (586,646)      (86,445)       (128,065)
                                                   -------------------------------------------

                                                         242,201       (85,453)       (126,614)
                                                   -------------------------------------------

                                                         415,591        96,017         101,918
                                                   ===========================================

See notes to consolidated financial statements
                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)

Consolidated Statements of Operations and Comprehensive Income
-----------------------------------------------------------------------------------------------

                                                  (Audited)      (Unaudited)         (Audited)
                                                      Ten Months Ended              Year Ended
                                               May 31, 2000      May 31,1999     July 31, 1999
                                                       US $             US $              US $

REVENUES                                            335,287          270,176           300,362
                                          ----------------------------------------------------

EXPENSES

Consulting Fees                                     125,099              487               487
Depreciation                                         27,826            2,316             7,763
General and Administrative                          534,976          213,846           275,061
Professional Fees                                   105,967           11,456            17,592
                                          ----------------------------------------------------

                                                    793,868          228,105           300,903
                                          ----------------------------------------------------


NET INCOME (LOSS)
FOR THE PERIOD                                     (458,581)          42,071              (541)

Foreign Currency Translation Adjustment               8,564                -               459
                                          ----------------------------------------------------

COMPREHENSIVE INCOME (LOSS) FOR THE
PERIOD                                             (450,017)          42,071               (82)
                                          ====================================================

Weighted Average Number of Shares
Outstanding, Basic and Diluted                   10,521,802       10,000,000        10,000,000
                                          ====================================================


Earnings (Loss) per Common Share,
Basic and Diluted                                    (0.043)           0.004            (0.001)
                                          ====================================================



See notes to consolidated financial statements
                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)



Consolidated  Statements of  Stockholders' Equity
  For the Periods from July 31, 1998 to May 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                              Common Stock         Preferred Stock                                             Deficit       Total
                              ----------------------------------------
                                                                        Additional      Deferred  Cumulative
                                Number               Number                Paid in         Stock  Translation
                              of Shares    Amount  of Shares    Amount     Capital  Compensation  Adjustment
                                             US $                 US $        US $          US $         US $      US $        US $
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1998        10,000,000   1,000          -         -        (999)            -          991  (127,524)   (126,532)

Translation Adjustment
  for the Year Ended
  July 31, 1999                        -       -          -         -           -             -          459         -         459


Net Loss for the Year
Ended July 31, 1999                            -          -         -           -             -            -      (541)       (541)

Common stock issued to
  purchase all issued
  and outstanding shares
  of The Forest Industry
  Online Inc.,
  January 31, 2000 (note 3)    4,927,040     493          -         -        (493)            -            -         -           -

Adjustment to comply with
  recapitalization
  accounting (note 3)                  -       -          -         -     (28,042)            -            -         -     (28,042)

750 Series `A' convertible
  preferred stocks issued for
  cash, January 31, 2000 at
  $1,000 per share (note 3)            -       -        750         1     749,999             -            -         -     750,000

Common stock issued for
  service, January 31, 2000,
  valued at $0.25 per share
  (note 3)                        37,500       4          -         -       9,371             -            -         -       9,375

Common stock issued for
  services in February,
  2000, valued at $0.25
  per share (note 8(c))          350,000      35          -         -      87,465             -            -         -      87,500

Common stock issued on
  conversion of Series`A'
  convertible preferred stock    249,221      24       (375)        -         (25)            -            -         -         (1)

Retirement of common stock
  returned to the Company
  at no cost by the founding
  shareholder                 (2,597,240)   (260)         -         -         260             -            -         -           -

Deferred Compensation                  -       -          -         -      17,253       (17,253)           -         -           -

Translation Adjustment for
  the Period Ended
  May 31, 2000                         -       -          -         -           -             -        8,564         -       8,564

Net Loss for the Period
  Ended May 31, 2000                   -       -          -         -           -             -            -  (458,581)   (458,581)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000         12,966,521   1,296        375         1     834,789       (17,253)      10,014  (586,646)    242,201

------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements


                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)


Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------------------------

                                                          (Audited)   (Unaudited)       (Audited)
                                                             Ten Months Ended          Year Ended
                                                       May 31, 2000   May 31,1999   July 31, 1999
                                                               US $          US $            US $
CASH WAS PROVIDED FROM, UTILIZED (FOR):

OPERATING ACTIVITIES
Net Income (Loss) for the Period                          (458,581)       42,071            (541)
Non-Cash Items:
Depreciation                                                27,826         2,316           7,763
Common Stocks Issued in Exchange for Services               87,500             -               -
Change in Non-Cash Working Capital Accounts:
   Accounts Receivable                                     (19,494)      (30,635)        (41,159)
   Work in Process                                          (9,137)            -               -
   Note Receivable                                               -        14,406          14,406
   Prepaid Expenses                                            247           186          (1,381)
   Accounts Payable and Accrued Liabilities                 80,384       (16,547)          5,067
   Unearned Revenues                                        (8,404)         (365)         29,119
                                                      -------------------------------------------

Net Cash Provided by (Used in) Operating Activities       (299,659)       11,432          13,274
                                                      -------------------------------------------

FINANCING ACTIVITIES
Demand Bank Loan and Operating Line of
   Credit Advances (Repayments)                            (68,973)       67,526          68,973
Advances from (to) Affiliated Company                          166          (326)           (166)
Advances (to) Shareholders                                 (68,013)      (49,559)        (55,042)
Net Proceeds from Issuance of Preferred Stocks             750,000             -               -
                                                      -------------------------------------------

Net Cash Provided by Financing Activities                  613,180        17,641          13,765
                                                      -------------------------------------------

INVESTING ACTIVITY

Acquisition of Property and Equipment (Net)               (119,377)      (18,727)        (27,009)
                                                      -------------------------------------------

NET INCREASE
IN CASH AND EQUIVALENTS                                    194,144        10,346              30

Cash and Equivalents, Beginning of the Period                2,819         2,789           2,789
                                                      -------------------------------------------


CASH AND EQUIVALENTS, END OF THE PERIOD                    196,963        13,135           2,819
                                                      ===========================================


Supplemental Disclosure
Interest Paid                                               10,035        12,309          14,534
                                                      ===========================================

See notes to consolidated financial statements

                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)



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

The Company's historical financial statements reflect the financial position, results of operations and cash flows of Forest from the date of its incorporation on January 09, 1997 under the laws of the Province of British Columbia, Canada. The historical stockholders' equity gives effect to the shares issued to the stockholders of Forest. The results of operations of forestindustry.com, Inc. are included only from the date of acquisition, January 31, 2000.

b)   Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Forest Industry Online Inc. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

c)   Work in Process

Work  in  process  is  recorded  at  the  lower  of  cost  determined   using  a
percentage-of-completion method based on the contract price and net realizable value.

                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)


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

                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)


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

l)   Impairment of Long-Lived Assets

The recoverability of the excess of cost over fair value of net assets acquired is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If the Company believes an impairment exists, the carrying amount of these assets is reduced to fair value as defined in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

m)   Comparative Figures

Certain  figures  presented for comparative  purposes have been  reclassified to
conform  with   current   period   financial   statement   presentation.   These
reclassifications had no effect on net loss or stockholders' equity.

                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)


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

        Cash and Equivalents                    $ 750,000
        Accounts Payable                          (19,530)
                                            --------------

                                                $ 730,470
                                            ==============


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

Cash and equivalents held by the Company in the amount of $750,000 were obtained through subscriptions for a private placement of 750 shares of Series "A" convertible preferred stock at a price of $1,000 per share. The closing of this private placement and the release of funds held in escrow were contingent on this acquisition being completed. The shares of Series "A" preferred stock are convertible, at the option of the holder, and at any time after March 16, 2000, into common stock at 75% of the last ten day average closing bid price of the Company subject to a maximum conversion rate of 5,000 shares of common stock for one share of preferred stock and a minimum conversion rate of 250 shares of common stock for one share of preferred stock. In addition, if a registration statement in respect of the common stock underlying the preferred stock is effective, all Series "A" preferred stock will be deemed to convert into common stock on or before January 31, 2001, the first anniversary date.

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

                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)


Notes to the Consolidated Financial Statements
  Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
  (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 3 - Acquisition (continued)

                                             Ten Months Ended        Year Ended
                                                 May 31, 2000     July 31, 1999
                                                            $                 $

Revenues                                             335,287           300,362

Expenses
   Consulting Fees                                   125,099               487
   Depreciation                                       27,826             7,763
   General and Administrative                        539,008           275,061
   Professional Fees                                 109,822            27,344
                                             -----------------------------------

Net (Loss) for the Period                           (466,468)          (10,293)
                                             ===================================

Net (Loss) Per Share                                  (0.044)           (0.001)
                                             ===================================



NOTE 4 - PROPERTY AND EQUIPMENT

                                                    Accumulated               Net Book Value
                                        Cost       Depreciation     May 31, 2000        July 31, 1999
                                           $                  $                $                    $
                              ------------------------------------------------------------------------

Computer Equipment                   110,076             25,176           84,900               26,542
Furniture and Fixtures                33,927              3,884           30,043                3,477
Software                              15,549             10,445            5,104                2,462
Leasehold Improvements                 4,161                416            3,745                    -
                              ------------------------------------------------------------------------

                                     163,713             39,921          123,792               32,481
                              ========================================================================


Note 5 - Operating Line of Credit

The Company has a NIL (1999 -$13,278 (CDN $20,000)) revolving operating line of credit with the Royal Bank of Canada. The line of credit was repaid in March 2000 and the general security agreement as well as the guarantees were cancelled.

                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)


Notes to the Consolidated Financial Statements
  Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
  (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 6 - DUE TO SHAREHOLDERS

Amounts due to shareholders were unsecured and had no specific terms of repayment except for $49,840 which bore interest at prime plus 5% per annum. The amounts due to shareholders were repaid in March 2000.

                                               May 31, 2000       July 31, 1999
                                                          $                   $

Due to Shareholders                                       -              68,013
                                               =================================


NOTE 7 - DEMAND BANK LOAN


Demand Bank Loan, Royal Bank of Canada

The demand loan was repayable in monthly
instalments of $1,992 including interest
at prime plus 2% per annum and was secured
by a general security agreement over all
the assets of the Company, guarantees by
the corporate shareholder and personal
guarantees of the principals of the Company.
The loan was repaid in March 2000.                        -              55,695
                                               =================================


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

                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)

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

                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)


Notes to the Consolidated Financial Statements
  Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
  (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 8 - Stockholders' Equity (continued)

b)   Stock Options (continued)

Issued to Employees (continued)

The Statement's pro forma information from the options is as follows:

                                        Ten Months Ended             Year Ended
                                            May 31, 2000          July 31, 1999
                                                       $                      $

Net (loss) as reported                         (458,581)                  (541)
Compensation  expense from
  stock options under
  SFAS No. 123                                   (1,217)                     -
                                        ----------------------------------------

Pro forma net (loss)                           (459,798)                  (541)
                                        ========================================

Pro forma (loss) per common share:
     Basic and Diluted                           (0.043)                (0.001)
                                        ========================================


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

                                               Number of       Weighted Average
                                                  Shares         Exercise Price
                                                                              $
Outstanding, August 01, 1999                           -                      -
     Granted                                      73,000                   2.90
     Forfeited                                    (4,000)                  4.00
                                               ---------------------------------

Outstanding, May 31, 2000                         69,000                   2.84
                                               =================================

Options exercisable at end of period                 Nil                      -
                                               =================================
                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)


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

b)   Stock Options (continued)

Additional Stock Option Plan Information (continued)

The following table summarizes information about the Company's fixed stock options outstanding at May 31, 2000:

                                                               Options Outstanding
                                                               -------------------
                                                  Number      Weighted Average       Weighted Average
Range of                                  Outstanding at             Remaining               Exercise
Exercise Prices                             May 31, 2000      Contractual Life                  Price
$                                                      $            (in years)

4.00 - 4.00                                       29,000                     5                   4.00
2.00 - 2.00                                       40,000                     5                   2.00
                                      ---------------------------------------------------------------

                                                  69,000                     5                   2.84
                                      ===============================================================

The options  outstanding  at May 31, 2000 will expire  between  February and May
2005.

c)   Stock-Based Compensation

In January 2000, the Company issued 37,500 shares of common stock to a company controlled by the Company's former president in exchange for services relating to the acquisition of Forest. The fair value of these services was estimated based upon the estimated fair value of the shares at $0.25 per share or $9,375. The costs were deducted from the additional paid-in capital from the said acquisition.

In February 2000, the Company recorded non-cash compensation expense of $87,500 relating to the issuance of 350,000 shares of common stock to certain consultants to the Company. The fair value of the shares was estimated at $0.25 per share at the time of the transaction.

As discussed in Note 2(i), the Company recognizes compensation expense for equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.

d)   Retirement of Common Stocks

By way of a stock  retirement  agreement  dated  May 11,  2000 and for a nominal amount  of  $1.00,  a  former  principal  shareholder  of the  Company  returned
2,597,240 shares of common stock to the Company for cancellation. The shareholder agreed that in order for the Company to attract future financing, the Company should reduce its issued and outstanding share capital of its common stock through the surrender and retirement of these shares.

                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)


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


Note 9 - INCOME TAXES

Deferred tax assets and liabilities

                                            May 31, 2000          July 31, 1999
                                                       $                      $

Deferred tax assets:
     Operating loss carryforward                210,000                 56,000
                                            ------------------------------------

Total deferred tax assets before
   valuation allowance                          210,000                 56,000
Valuation allowance                            (210,000)               (56,000)
                                            ------------------------------------

Net deferred tax assets                               -                      -
                                            ====================================

Management believes that it is more likely than not that it will not create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities.

The Company has no income tax expense due to its operating losses.

The Company has Canadian operating loss carryforwards for Canadian income tax purposes at May 31, 2000 of approximately $480,000 (CDN $705,000). These operating losses begin to expire in fiscal year 2004.


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

                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)


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

e) The Company has entered into a consulting contract with an individual to perform various investor relations and corporate development functions for an initial fee of $50,000, which was settled by the issuance of 200,000 common shares of the Company at $0.25 per share, and a monthly fee of $2,414. The contract term is from February 29, 2000 to February 28, 2001. The Company may terminate the agreement on fourteen days written notice.

f) The Company has entered into an employment contract with the President of the Company for management and administrative services for an annual salary of $47,600. The employment contract term is from February 01, 2000 to January 31, 2003. The Company may terminate the agreement only with cause.

g) The Company has entered into an employment contract with the Chief Information Officer ("CIO") to oversee the Company's technical systems and applications for a signing bonus of $37,500, which was settled by the issuance of 150,000 common shares of the Company at $0.25 per share, and an annual salary of $51,000. The employment contract term is from February 29, 2000 to February 28, 2001. Subsequent to year end, on July 21, 2000, the CIO resigned.

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

                            forestindustry.com, Inc.
                             (formerly Autoeye Inc.)


Notes to the Consolidated Financial Statements
  Ten Months Ended May 31, 2000 and Year Ended July 31, 1999
  (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 11 - SUBSEQUENT EVENTS (continued)

c) On June 15, 2000, the Company issued 217,145 shares of its common stock on the conversion of 175 shares of its Series "A" convertible preferred stock.

d) On August 01, 2000, the Company issued through a private placement 200 shares of Series "B" convertible preferred stock with a par value of $0.0001 at a price of $1,000 per share. Holders of Series "B" preferred stocks are entitled to distribution of $1,000 per share prior to any distribution to the holders of the Company's common stocks in the event of any liquidation or dissolution of the Company.

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


Note 12 - RELATED PARTY TRANSACTIONS

                                        Ten Months Ended             Year Ended
                                            May 31, 2000          July 31, 1999
                                                       $                      $

Wages  paid  to the  President  of
  the  Company  for management,
  administration and supervision
  services                                        28,428                 31,761

Interest  paid to  shareholders
  for funds loaned to the Company                  3,490                 10,420



Note 13 - Financial Instruments

Financial instruments include cash and equivalents, accounts receivable, and accounts payable and accrued liabilities. The estimated fair value of such financial instruments approximates their carrying value.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this amendment number 1 to its annual report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                   FORESTINDUSTRY.COM, INC.



                                   By /S/JOE PERRATON
                                      ----------------------
                                      Joe Perraton, President and
                                      Chief Financial and Accounting Officer

     Pursuant to the requirements of the Securities Act of l933, this report has been signed by the following persons in the capacities and on the dates indicated.

                                   Title                      Date
                                  --------               ----------------

/S/JOE PERRATON                   Director               January 12, 2001
-------------------
Joe Perraton

/S/GREG MILLBANK                  Director               January 12, 2001
-------------------
Greg Millbank