Form 10QSB
period 2000-11-30
FORESTINDUSTRY COM INC
filed 2001-01-16
CIK 1052671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2000


                         Commission File Number 0-26673


                            FORESTINDUSTRY.COM, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



              DELAWARE                                    98-0207081
   -------------------------------------        -------------------------------
     (State of other jurisdiction of            (I.R.S. Employer Identification
   incorporation or organization Number)


                  11-2480 Kenworth Road
                 Nanaimo, British Columbia                   V9T 3Y3
         ----------------------------------------           ----------
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

                    YES    X                       NO



Common stock, $.0001 par value, 13,783,666 issued and outstanding as of November 30, 2000.

                                      INDEX
                                                                          PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ..............................3

     ITEM 2.  Management's Discussion and Analysis .........................13


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.............................................15

     ITEM 2.  Changes in Securities.........................................15

     ITEM 3.  Defaults upon Senior Securities...............................15

     ITEM 4.  Submission of Matters to a Vote of Security Holders...........15

     ITEM 5.  Other Information.............................................16

     ITEM 6.  Exhibits and Reports on Form 8-K..............................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            forestindustry.com, Inc.
                                 and Subsidiary
                      Condensed Consolidated Balance Sheet
                                   (unaudited)


                                                                                          (in U.S. Dollars)
Assets
                                                                                          November 30, 2000
                                                                                          -----------------
Current:
    Cash and cash equivalents                                                               $    23,065
    Accounts receivable (Net allowance for doubtful
      accounts - November 30, 2000 - $9,765)                                                     55,608
    Work in process                                                                               4,477
    Prepaid expenses and deposits                                                                 2,882
                                                                                          -----------------
Total current assets                                                                             86,032

Deposit on business acquisition (Note 3)                                                             40
Property and equipment                                                                          104,167
                                                                                          -----------------
                                                                                            $   190,239
                                                                                          =================
Liabilities and Stockholders' Equity

Current:
    Accounts payable and accrued liabilities                                                $   163,275
    Unearned revenues                                                                            35,538
                                                                                          -----------------
Total current liabilities                                                                   $   198,813
                                                                                          -----------------
Stockholders' equity:
    Share capital (Note 4)
    Common stock - $0.0001 par value
        30,000,000 authorized; issued and outstanding: 13,783,666
        (May 31, 2000- 12,966,521)                                                                1,378
    Preferred stock -$0.0001 par value
          5,000,000 authorized; issued and outstanding: 200 Series "A" Convertible
          and 200 Series "B" Convertible                                                              1
    Additional paid in capital                                                                1,247,269
    Deferred stock compensation                                                                  (8,627)
    Cumulative translation adjustment                                                               805
    Deficit                                                                                  (1,249,400)
                                                                                          -----------------
Total stockholders' equity                                                                  $    (8,574)
                                                                                          -----------------
                                                                                            $    190,239
                                                                                          =================
Commitments (Note 6)
Subsequent events (Note 7)


                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statement of Operations
                                   (unaudited)
               For the Six Months Ended November 30, 2000 and 1999

                                                         (in U.S. Dollars)

                                                      2000               1999
                                                -------------      -------------
Revenue:
    Sales                                       $    205,195       $     92,382
                                                -------------      -------------
Expenses:
    Depreciation                                      66,471              2,669
    Consulting fees                                   28,076                 --
    General and administrative                       707,719             78,419
    Professional fees                                 65,683             10,100
                                                -------------      -------------
                                                     867,949             91,188
                                                -------------      -------------
Net loss (profit) for the period                     662,754             (1,194)

Deficit, beginning of period                         586,646             14,863
                                                -------------      -------------
Deficit, end of period                          $  1,249,400       $     13,669
                                                =============      =============

Basic and diluted loss per share                      ($0.09)           ($0.001)
                                                -------------      -------------
Weighted average number of shares                 13,556,376         10,000,000
                                                =============      =============
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)
               For the Six Months Ended November 30, 2000 and 1999

                                                                                  (in U.S. Dollars)

                                                                              2000                 1999
                                                                           ----------           ----------

    Net loss for the period                                                 (662,754)             (1,194)
    Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation                                                                  54,643               2,669
Shares issued for services rendered                                          212,500                  --
    Changes in operating assets and liabilities -
         Accounts receivable                                                 (28,543)            (10,428)
         Prepaid expenses and deposits                                         1,334               1,447
         Due from related parties                                                 --              14,113
         Accounts payable and accrued liabilities                             33,762               6,378
         Unearned revenues                                                    (8,339)               (529)
                                                                           ----------           ----------
Cash flows (used in) operating activities                                   (397,397)             12,456
                                                                           ----------           ----------
Investing Activity:
    Acquisition of capital assets                                             23,499               9,313
                                                                           ----------           ----------
Financing activities:
    Demand bank loan and operating line of
      credit advances (repayment)                                                 --              (4,788)
    Advances from affiliated company                                              --                  --
    Net proceeds from issuance of preferred stock                            200,000                  --
                                                                           ----------           ----------
Cash flows provided by (used in) financing activities                        200,000              (4,788)
                                                                           ----------           ----------
Net decrease in cash and cash equivalents                                   (173,898)             16,981

Cash and cash equivalents, beginning of period                               196,963              13,135
                                                                           ----------           ----------
Cash and cash equivalents, end of period                                      23,065              30,116
                                                                           ==========           ==========


                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2000


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

The unaudited condensed interim consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six months ended November 30, 2000 are not necessarily indicative of results to be expected for the entire year ending May 31, 2001.

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

          Cash and Equivalents          $ 750,000
          Accounts Payable                (19,530)
                                       -----------
                                        $ 730,470
                                       -==========

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

To November 30, 2000, the Company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of preferred stocks and other external financing. The Company's future operations are dependent upon continued external funding, its ability to increase revenues and reduce expenses, and the success of its proposed development of an online business exchange auction website for the forest and wood industries. There are no assurances that the above conditions will occur.

The accompanying interim consolidated balance sheet as of November 30, 2000 includes the accounts of the Company and Forest. The related accompanying interim consolidated statements of operations and cash flows include the results of operations and cash flows of the Company and Forest for the period ended November 30, 2000 and of Forest only for the period ended November 30, 1999. All significant intercompany transactions and balances have been eliminated.

b)   Work in Process

Work  in  process  is  recorded  as  the  lower  of  cost  determined   using  a
percentage-of-completion method based on the contract price and net realizable value.

c)   Property and Equipment and Depreciation

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from one to ten years, or their lease terms.

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2000


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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2000


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

On October 6, 2000, the pending acquisition was cancelled by both parties and the owner of Crow volunteered to return the 400,000 shares of common stock to us. As of November 30, 2000 the 400,000 shares of common stock had not yet been returned to treasury.

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2000

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

On August 16, 2000, the Company issued 400,000 share of common stock, valued at $400,000, to be held in escrow pending the acquisition of a company and to be applied toward the final acquisition price on or before December 31, 2000. The Company recorded an expense of $40 for the issuance of the common shares based on the fair market value of the shares on the date of issuance. On October 6, 2000, the pending acquisition was cancelled by both parties and the owner of the company volunteered to return the 400,000 shares of common stock to treasury.

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

On February 29, 2000, the Company granted options to purchase a total of 33,000 shares of the Company's common stock at a price of $4.00 per share to employees of the Company. The options vest on or after February 29, 2001 and expire between February and April 2005. Between March and November 2000, the Company cancelled options to purchase a total of 16,000 shares as the employees who were granted the options left the Company.

On June 12, 2000, the Company granted options to purchase a total of 54,000 shares of the Company's common stock at a price of $2.00 per share to employees of the Company. The options vest on or after June 11, 2001 and expire June 2005. Between June and November 2000, the Company cancelled options to purchase a total of 40,000 shares as the employees who were granted the options left the Company.

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2000

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 230%; and an expected life of the options of 2.5 years. Accordingly, compensation expense using the fair value method would have been $22,550, amortized over their respective vesting period.

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

The Statement's pro forma information from the options is as follows:



                                                                        Six Months Ended     Six Months Ended
                                                                       November 30, 2000    November 30, 1999
                                                                               $                    $
                                                                      --------------------- -----------------

Net (loss) as reported                                                     (662,754)              (1,194)
Compensation expense from stock options under SFAS No. 123                  (11,275)                   -
                                                                      --------------------- -----------------
Pro forma net (loss)                                                       (674,029)              (1,194)
                                                                      ===================== =================
Pro forma (loss) per common share:
     Basic and Diluted                                                        (0.05)              (0.001)
                                                                      ===================== =================



b)   Non-Employees

On May 26, 2000, the Company granted options to purchase a total of 40,000 shares of the Company's common stock at a price of $2.00 per share to non-employees of the Company. The options vest on or after May 1, 2001 and expire May 2005. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", using the fair value method. Accordingly, a compensation expense to these stock options in the amount of $17,253 was recorded as deferred stock compensation to be amortized over their respective vesting periods. For the quarter ended November 30, 2000 the Company recognized an amortization expense of $3,690.

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

                   For the Six Months Ended November 30, 2000


c)   Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the period ended November 30, 2000 are as follows. There were no stock options as of November 30, 1999.

                                                  Number of    Weighted Average
                                                   Shares      Exercise Price
                                                                      $
                                                -------------- ----------------
Outstanding, November 30, 1999
     Granted                                        127,000          2.52
     Forfeited                                      (56,000)         2.57
                                                -------------- ----------------
Outstanding, November 30, 2000                       71,000          2.48
                                                ============== ================
Options exercisable at end of period                    Nil             -
                                                ============== ================

The following table summarizes information about the Company's fixed stock options outstanding at November 30, 2000:


                                                                               Options Outstanding
                                                     Weighted Average           Weighted Average
   Range of                       Number          Remaining Contractual             Exercise
Exercise Prices               Outstanding at               Life                      Price
      $                     November 30, 2000           (in years)                     $
----------------            -----------------    -----------------------      -------------------

4.00 - 4.00                       17,000                    5                          4.00
2.00 - 2.00                       54,000                    5                          2.00
                            -----------------    -----------------------      -------------------
                                  71,000                    5                          2.48
                            =================    =======================      ===================


The options outstanding at November 30, 2000 will expire between February and June 2005.

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2000


b) The Company entered into a consulting contract with an individual to perform various investor relations and corporate development for an initial fee of $50,000, which was settled by the issuance of 200,000 common shares of the Company at $0.25 per share, and a monthly fee of $2,414. In August 2000, the Company provided fourteen days notice to the consultant that the agreement would be terminated effective August 31, 2000. On August 31, 2000 the consultant resigned from his position as Vice President, Corporate Relations and the resignation was accepted by the Board of Directors.

c) The Company entered into an employment contract with the Chief Information Officer ("CIO") to oversee the Company's technical systems and applications for a signing bonus of $37,500, which was settled by the issuance of 150,000 common shares of the Company at $0.25 per share, and an annual salary of $51,000. The employment contract was from February 29, 2000 to February 28, 2001. On July 21, 2000, the CIO resigned.

d) The Company entered into a consulting contract with a consulting firm to provide strategic management services for a monthly fee of $3,450. The contract was from May 26, 2000 to November 26, 2000. The Company also granted to the principals of the consulting firm stock options allowing the principals to acquire 40,000 common shares at an exercise price of $2.00 per share. The consultants terminated the contract by way of mutual release effective July 31, 2000.

e) On September 25, 2000 the Company entered into a consulting contract with an individual to perform the duties of Chief Operating Officer for a monthly fee of $4,078. Either party may terminate the agreement on fourteen days written notice.

7 - SUBSEQUENT EVENTS

a) On December 4, 2000, the Company terminated its agreement to lease a vehicle to March 09, 2003. The buyout of the lease was $1928 and the vehicle was returned to the dealership.

b) On December 18, 2000, the Company granted options to purchase a total of 45,000 shares of the Company's common stock at a price of $0.60 per share to employees of the Company. The options vest on or after January 31, 2001 and expire December 2005.

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

The Company was formed on December 18, 1997 under the name Autoeye, Inc. Autoeye Inc., was formed to acquire Autoeye Inc., an Alberta corporation, that developed and proposed to manufacture its existing design for a multi-vehicle surveillance system to monitor large vehicle lots such as car dealerships, fleets and storage lots. The proposed acquisition of Autoeye Inc., an Alberta corporation, was terminated in February 1998. Thereafter Autoeye's business was to evaluate businesses for possible acquisition. On January 31, 2000, we acquired 100% of The Forest Industry Online, Inc. Following the transaction, the shareholders of The Forest Industry Online, Inc. owned a majority of Autoeye's outstanding shares of common stock. Accordingly, for financial reporting purposes the transaction was accounted for as a reverse acquisition with The Forest Industry Online, Inc. considered the accounting acquirer. (See Notes 2(a) and 3 to the May 31, 2000 consolidated financial statements). As such, The Forest Industry Online, Inc.'s historical financial statements are now reported as the Company's financial statements. On February 25, 2000, the Company changed its name from Autoeye, Inc. to forestindustry.com, Inc. Prior to the acquisition of The Forest Industry Online, Inc., the Company had not generated any revenue and had not commenced any operations other than initial corporate formation and capitalization.

Overview

The Company is an internet service provider to the forest and wood products industry. The Company's website includes information and advertising relating to forest and logging; wood processing and logs; and lumber and wood products. The Company is also in the process of establishing a business-to-business exchange to support the purchase and sale of wood, wood products and wood related services. The Company also plans on designing web-based training and compliance programs and establishing a market information service. The Company's strategy is to become an internet leader in supporting an e-focused marketplace for the highly fragmented global forest industry.

For the Six Months ended November 30, 2000 and November 30, 1999

Revenues. Revenues increased 122% to $205,195 for the six months ended November 30, 2000 as compared to sales of $92,382 for the six months ended November 30, 1999. Increased sales were attributable to an increase in subscribers to the Company's web site services and web design services. The customer base increased to approximately 1200 customers by November 30, 2000 as compared to approximately 400 at November 30, 1999. $108,015 or 53% of revenues were derived from website design services while the remaining $97,180 or 47% of revenues were derived from web site advertising.

Expenses. Total expenses for the six months ended November 30, 2000 increased to $867,949 as compared to $91,188 for the comparative period ended November 30, 1999. Selling, general and administrative expenses represented the largest portion of expenses increasing over 900% from $78,419 for the six months ended November 30, 1999 to $707,719 for the comparable period in 2000. This increase is due to the hiring of additional sales and technical staff, attendance at more trade shows during this period and termination of office leases and other commitments. The Company also recorded a compensation expense for stock issued for services rendered in the amount of $212,500. Consulting and professional fees were $28,076 for the period ended November 30, 2000 compared to nil for the six months ended November 30, 1999. The Company's professional fees increased due to the private placement conducted in August, the pending acquisition and compliance with public reporting requirements. Professional fees also included legal and accounting fees relating to the preparation of a registration statement and audited financial statements for the year ending May 31, 2000.

Net and Comprehensive Loss. The Company recorded a net loss of $662,754 for the six months ended November 30, 2000 compared to a net gain of $1,194 for the six months ended November 30, 1999. The increase in losses for the period ended November 30, 2000 is due to the significant increase in operating, administrative and professional expenses and the recording of compensation expenses relating to the issuance of common stock for services and granting of stock options to non-employees.

Liquidity and Capital Resources

The Company is in a growth stage in which expenses are expected to increase as the Company implements its business plan. The Company has not been profitable and has experienced negative cash flows from operations. Due to the fact that the Company has not generated sufficient cash flow to fund all of its operating costs, the Company has relied heavily on outside sources of capital. During the year ended May 31, 2000, the Company raised $750,000 through the sale of its Series A Convertible Preferred Stock. During the six months ended November 30, 2000, the Company also raised $200,000 through the sale of its Series B Convertible Preferred Stock. The Company's future operations are dependent upon continued external funding from additional capital investments or borrowed funds. The Company's future success will also depend on its ability to increase revenues and to reduce expenses and establish its online business exchange auction website for the forest and wood industries. There can be no assurance that the Company will be able to raise capital from these outside sources in sufficient amounts to fund the Company's business operations or to successfully expand its online business. The failure to secure adequate outside funding or establish the forest and wood industry auction website would have an adverse affect on the Company's operating results.

Investing activities during the six months ended November 30, 2000 have consisted mainly of purchasing property and equipment, primarily computer hardware and software. Capital expenditures totalled $23,499 for the six months ended November 30, 2000 and $119,377 for the year ended May 31, 2000. The Company expects capital expenditures will increase and growth in its technical infrastructure will be required to support the growing customer base.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects, that in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities until utilized in business operations.

As of November 30, 2000, the Company had negative working capital of approximately $112,781. The Company anticipates obtaining the additional capital which it will require through revenues from operations and through a combination of debt and equity financing. The Company will also consider joint ventures or strategic alliances to develop future programs. There is no assurance that the Company will be able to obtain capital it will need or that the estimates of its capital requirements will prove to be accurate.

In order to reduce our expenses, we laid off 17 of our employees in November, 2000. We plan on building our operations and re-hiring our employees once revenues exceed our operating costs.

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

The Company expects its expenses will increase during the remainder of the fiscal year as a result of increased marketing expenses and the expansion of its online services. The Company's ability to successfully operate and expand its website and market its services will depend on, among other things:

o the continued improvement of its internet technology to support the forest and wood industry;
o    the development and expansion of its internet services;
o    the expansion of its subscriber base; and
o the establishment of its website as an effective advertising and business medium for the forest and wood industry.

The success of the Company will also depend on its ability to respond to technological advances and emerging industry standards in a cost-effective and timely manner. The Company may not have the technical or financial ability to respond to these technical challenges.

Until revenues are sufficient to support the Company's business, it will depend to a significant extent on outside capital to pay for the development of its e-commerce business. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available if necessary to the Company to meet these operational costs or, if the capital is available, it will be on terms acceptable to the Company. The issuance of additional equity securities by the Company would result in a further dilution in the equity interests of the current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. As of November 30, 2000, the Company did not have any commitments from any source to provide additional capital.

                                     PART II

                                Other Information

Items 1, 2, 3 and 4

None.

Item 5. Other Information

On August 16, 2000 the Company signed a non-binding letter of intent to acquire all of the issued and outstanding shares of C.C. Crow Publications, Inc. in exchange for 400,000 shares of the Company's common stock and $330,000 in cash. The transaction is subject to several conditions prior to closing. The Company has issued 400,000 shares of its common stock, which has been placed in escrow pending the consummation of this transaction. The Company has until December 31, 2000 to raise sufficient capital to acquire the business. The Company plans to obtain the necessary capital through debt and/or equity financing. If the Company fails to raise sufficient capital or for some other reason decides not to consummate this acquisition, it will forfeit a deposit in the amount of 125,000 shares of its common stock. On October 6, 2000, both parties agreed to terminate the letter of intent and the owner of C.C. Crow Publications, Inc. volunteered to return the 400,000 shares to the Company. As of November 30, 2000 the 400,000 common shares had not yet been returned.

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


                                                 forestindustry.com, Inc.



Date:   January 12, 2001                         /S/JOE PERRATON
                                                 ------------------------------
                                                 Joe Perraton, President
                                                 (Principal Financial and
                                                 Accounting Officer)