Form 10QSB/A
period 2000-11-20
FORESTINDUSTRY COM INC
filed 2001-03-02
CIK 1052671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                    (Amendment No. 1 filed on March 2, 2001)

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
              1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2000


                         Commission File Number 0-26673

                            FORESTINDUSTRY.COM, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                98-0207081
   (State of jurisdiction)                (I.R.S. Employer Identification
                                          incorporation or organization
                                          Number)

         11-2480 Kenworth Road
   Nanaimo, British Columbia                          V9T 3Y3
(Address of Principal Executive Offices)            (Zip Code)

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            forestindustry.com, Inc.
                                 and Subsidiary
                      Condensed Consolidated Balance Sheet
                                   (unaudited)
                                                               (in U.S. Dollars)
Assets                                                         November 30, 2000
--------------------------------------------------------------------------------
Current:
    Cash and cash equivalents                                           $23,065
    Accounts receivable (Net allowance for doubtful
      accounts - November 30, 2000 - $9,765)                             55,608
    Work in process                                                       4,477
    Prepaid expenses and deposits                                         2,882
--------------------------------------------------------------------------------
Total current assets                                                     86,032

Deposit on business acquisition (Note 3)                                     40
Property and equipment                                                  104,167
--------------------------------------------------------------------------------
                                                                       $190,239
================================================================================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current:
    Accounts payable and accrued liabilities                           $163,275
    Unearned revenues                                                    35,538
--------------------------------------------------------------------------------
Total current liabilities                                              $198,813
--------------------------------------------------------------------------------
Stockholders' equity:
    Share capital (Note 4)
    Common stock - $0.0001 par value
        30,000,000 authorized; issued and
        outstanding: 13,783,666
        (May 31, 2000- 12,966,521)                                        1,378
    Preferred stock -$0.0001 par value
        5,000,000 authorized; issued and
        outstanding: 200 Series "A" Convertible
        and 200 Series "B" Convertible                                        1
    Additional paid in capital                                        1,247,269
    Deferred stock compensation                                          (8,627)
    Cumulative translation adjustment                                       805
    Deficit                                                          (1,249,400)
--------------------------------------------------------------------------------
Total stockholders' equity                                              $(8,574)
--------------------------------------------------------------------------------
                                                                       $190,239
================================================================================
Commitments (Note 6)
Subsequent events (Note 7)
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statement of Operations
                                   (unaudited)
               For the Six Months Ended November 30, 2000 and 1999

                                                               (in U.S. Dollars)

                                                  2000                     1999
--------------------------------------------------------------------------------
Revenue:
    Sales                                      $ 205,195                $92,382
--------------------------------------------------------------------------------
Expenses:
    Depreciation                                  66,471                  2,669
    Consulting fees                               28,076                      -
    General and administrative                   707,719                 78,419
    Professional fees                             65,683                 10,100
--------------------------------------------------------------------------------
                                                 867,949                 91,188
--------------------------------------------------------------------------------
Net loss (profit) for the period                 662,754                 (1,194)

Deficit, beginning of period                     586,646                 14,863
--------------------------------------------------------------------------------
Deficit, end of period                        $1,249,400                $13,669
================================================================================

Basic and diluted loss per share                 ($ 0.05)               ($0.001)
--------------------------------------------------------------------------------
Weighted average number of shares             13,556,376             10,000,000
================================================================================
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)
               For the Six Months Ended November 30, 2000 and 1999


                                                               (in U.S. Dollars)

                                                 2000                      1999
--------------------------------------------------------------------------------
Operating Activities:
    Net loss for the period                    (662,754)                  1,194
    Adjustments to reconcile
    net loss to net cash used
    in operating activities -
Depreciation                                       66,471                 2,669
Shares issued for services rendered               212,500                     -
    Changes in operating assets and
    liabilities -
         Accounts receivable                       28,543               (10,428)
         Prepaid expenses and deposits             (1,334)                1,447
         Due from related parties                       -                14,113
         Accounts payable and accrued
           liabilities                             33,762                 6,378
         Unearned revenues                         (8,339)                 (529)
--------------------------------------------------------------------------------
Cash flows (used in) operating activities        (326,491)               14,844
--------------------------------------------------------------------------------
Investing Activity:
    Acquisition of capital assets                 (47,407)                6,925
--------------------------------------------------------------------------------
Financing activities:
    Demand bank loan and operating line of
      credit advances (repayment)                       -                (4,788)
    Advances from affiliated company                    -                     -
    Net proceeds from issuance of preferred
      stock                                       200,000                     -
--------------------------------------------------------------------------------
Cash flows provided by (used in) financing
      activities                                   200,000               (4,788)
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents         (173,898)              16,981

Cash and cash equivalents, beginning of
      period                                       196,963               13,135
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period            23,065               30,116
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

          Cash and Equivalents               $ 750,000
          Accounts Payable                     (19,530)
                                        -----------------

                                             $ 730,470
                                        =================

Total costs related to this recapitalization transaction were estimated at $24,375. They include cash expense in the estimated amount of $15,000 and non-cash expense in the amount of $9,375. The non-cash expense relates to the issuance of 37,500 shares of common stock of the Company. The fair value of these services
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2000

was  estimated  based upon the  estimated  fair value of the shares at $0.25 per
share.   Total  transaction  costs  have  been  recorded  as  a  charge  to  the stockholders' equity of the Company.

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

h) Stock-Based Compensation

The Company accounts for its stock-based compensation arrangement in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the fair value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. This information is presented in note 5(b).

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

On August 16, 2000, the Company issued 400,000 share of common stock, valued at $400,000, to be held in escrow pending the acquisition of a company and to be applied toward the final acquisition price on or before December 31, 2000. The Company recorded an investment of $40 for the issuance of the common shares. On October 6, 2000, the pending acquisition was cancelled by both parties and the owner of the company volunteered to return the 400,000 shares of common stock to treasury.

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

The Statement's pro forma information from the options is as follows:

                                     Six Months Ended          Six Months Ended
                                    November 30, 2000         November 30, 1999
                                                    $                         $

Net (loss) income as reported                (662,754)                    1,194
Compensation expense from stock
   options under SFAS No. 123                 (11,275)                        -
                                   ---------------------------------------------

Pro forma net (loss) income                  (674,029)                    1,194
                                   =============================================

Pro forma (loss) income per
  common share:
     Basic and Diluted                        (0.05)                      0.001
                                   =============================================

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

                                           Number of           Weighted Average
                                             Shares              Exercise Price
                                                                              $
Outstanding, November 30, 1999
     Granted                                 127,000                       2.52
     Forfeited                               (56,000)                      2.57
                                         ---------------------------------------

Outstanding, November 30, 2000                71,000                       2.48
                                         =======================================

Options exercisable at end of period             Nil                          -
                                         =======================================

The following table summarizes information about the Company's fixed stock options outstanding at November 30, 2000:
                                                             Options Outstanding
                  Number             Weighted Average        Weighted Average
Range of          Outstanding at     Remaining Contractual   Exercise
Exercise Prices   November 30, 2000  Life (in years)         Price $
$
4.00 - 4.00             17,000               5                       4.00
2.00 - 2.00             54,000               5                       2.00
                   -------------------------------------------------------------

                        71,000               5                       2.48
                   =============================================================

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

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this amendment no. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    forestindustry.com, Inc.



Date:   March 2, 2001               /S/JOE PERRATON
                                    -------------------------------------
                                    Joe Perraton, President
                                    (Principal Financial and Accounting Officer)