Form 10QSB
period 2001-02-28
FORESTINDUSTRY COM INC
filed 2001-04-10
CIK 1052671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2001


                         Commission File Number 0-26673
                                     -------

                            FORESTINDUSTRY.COM, INC.
             (Exact name of Registrant as specified in its charter)



            DELAWARE                                 98-0207081
        ---------------                  ------------------------------------
        (State of other                  (I.R.S. Employer Identification
        jurisdiction of                  incorporation or organization Number)


         11-2480 Kenworth Road
       Nanaimo, British Columbia                          V9T 3Y3
----------------------------------------                -----------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number including area code:   (250) 758-0665
                                                   -------------------




Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            YES X         NO ____



Common stock, $.0001 par value, 14,610,643 issued and outstanding as of February 28, 2001.

                                      INDEX



                                                                            PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ............................... 3

     ITEM 2.  Management's Discussion and Analysis ...........................13


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings...............................................15

     ITEM 2.  Changes in Securities...........................................15

     ITEM 3.  Defaults upon Senior Securities.................................15

     ITEM 4.  Submission of Matters to a Vote of Security Holders.............15

     ITEM 5.  Other Information...............................................16

     ITEM 6.  Exhibits and Reports on Form 8-K................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            forestindustry.com, Inc.
                                 and Subsidiary
                      Condensed Consolidated Balance Sheet
                                  (unaudited)

                                                              (in U.S. Dollars)
Assets
                                                               February 28, 2001
Current:
    Cash and cash equivalents                                           $19,771
    Accounts receivable (Net allowance for doubtful
      accounts - February 28, 2001 - $10,161)                            84,853
    Work in process                                                       6,423
    Prepaid expenses and deposits                                         5,276
--------------------------------------------------------------------------------
Total current assets                                                    116,323

Deposit on business acquisition (Note 3)                                     40
Property and equipment                                                  110,765
Research and development                                                  5,340

--------------------------------------------------------------------------------
                                                                       $232,468
================================================================================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current:
    Accounts payable and accrued liabilities                           $265,268
    Unearned revenues                                                    29,595
--------------------------------------------------------------------------------
Total current liabilities                                              $294,863
--------------------------------------------------------------------------------
Stockholders' equity:
    Share capital (Note 4)
    Common stock - $0.0001 par value
        30,000,000 authorized; issued and outstanding:
        14,610,643 (May 31, 2000- 12,966,521)                             1,461
    Preferred stock -$0.0001 par value
          5,000,000 authorized; issued and outstanding:
          200 Series "B" Convertible                                          1
    Additional paid in capital                                        1,247,269
    Deferred stock compensation                                          (4,313)
    Cumulative translation adjustment                                     1,829
    Deficit                                                          (1,308,642)
--------------------------------------------------------------------------------
Total stockholders' equity                                             $(62,395)
--------------------------------------------------------------------------------
                                                                       $232,468
================================================================================

Commitments (Note 6)
Subsequent events (Note 7)
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statement of Operations
                                   (unaudited)
              For the Nine Months Ended February 28, 2001 and 2000

                                                         (in U.S. Dollars)

                                                 2001                   2000
--------------------------------------------------------------------------------
Revenue:
    Sales                                      $338,419               $264,144
--------------------------------------------------------------------------------
Expenses:
    Depreciation                                 51,117                  8,753
    Consulting fees                             103,665                 17,490
    General and administrative                  815,642                312,078
    Professional fees                            89,991                 33,411
--------------------------------------------------------------------------------
                                              1,060,415                371,732
--------------------------------------------------------------------------------
Net loss (profit) for the period                721,996                107,588

Deficit, beginning of period                    586,646                 42,070
--------------------------------------------------------------------------------
Deficit, end of period                       $1,308,642               $149,658
================================================================================

Basic and diluted loss per share               ($ 0.05)                ($0.01)
--------------------------------------------------------------------------------
Weighted average number of shares            13,729,996             10,530,371
================================================================================
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)
              For the Nine Months Ended February 28, 2001 and 2000


                                                         (in U.S. Dollars)

                                                         2001             2000
--------------------------------------------------------------------------------
Operating Activities:
    Net loss for the period                            (721,996)       (107,588)
    Adjustments to reconcile net loss to
     net cash used in operating
    activities -
         Depreciation                                    51,117           8,753
         Shares issued for services rendered            212,500           8,050
         Foreign Exchange Loss                                -           5,885
    Changes in operating assets and liabilities -
         Accounts receivable                                702         (22,324)
         Prepaid expenses and deposits                   (3,728)         (4,565)
         Accounts payable and accrued liabilities       135,755          30,454
         Unearned revenues                              (14,282)         33,742
         Work in process                                  2,714               -
--------------------------------------------------------------------------------
Cash flows (used in) operating activities              (337,218)        (47,593)
--------------------------------------------------------------------------------
Investing Activity:
    Acquisition of capital assets                       (39,974)        (37,712)
--------------------------------------------------------------------------------
Financing activities:
    Demand bank loan and operating line of
      credit advances (repayment)                             -         (60,860)
    Advances from affiliated company                          -         (71,229)
    Advance from (to) shareholders                            -         (18,348)
    Net proceeds from issuance of
     preferred stock                                    200,000         750,000
--------------------------------------------------------------------------------
Cash flows provided by (used in) financing
 activities                                             200,000         599,563
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (177,192)        514,258

Cash and cash equivalents, beginning of period          196,963           3,547
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 19,771         517,805
================================================================================
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Nine Months Ended February 28, 2001


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

The unaudited condensed interim consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine months ended February 28, 2001 are not necessarily indicative of results to be expected for the entire year ending May 31, 2001.

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

          Cash and Equivalents              $ 750,000
          Accounts Payable                    (19,530)
                                     -----------------
                                            $ 730,470
                                     -----------------

Total costs related to this recapitalization transaction were estimated at $24,375. They include cash expense in the estimated amount of $15,000 and non-cash expense in the amount of $9,375. The non-cash expense relates to the issuance of 37,500 shares of common stock of the Company. The fair value of these services
                    forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Nine Months Ended February 28, 2001


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

To February 28, 2001, the Company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of preferred stocks and other external financing. The Company's future operations are dependent upon continued external funding, its ability to increase revenues and reduce expenses, and the success of its proposed development of an online business exchange auction website for the forest and wood industries. There are no assurances that the above conditions will occur.

The accompanying interim consolidated balance sheet as of February 28, 2001 includes the accounts of the Company and Forest. The related accompanying interim consolidated statements of operations and cash flows include the results of operations and cash flows of the Company and Forest for the period ended February 28, 2001 and for the period ended February 29, 2000. All significant intercompany transactions and balances have been eliminated.

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Nine Months Ended February 28, 2001

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

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", required entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide for pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

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

                     forestindustry.com, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Nine Months Ended February 28, 2001

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

On October 6, 2000, the pending acquisition was cancelled by both parties and the owner of Crow volunteered to return the 400,000 shares of common stock to us. As of February 28, 2001 the 400,000 shares of common stock had not yet been returned to treasury.

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

On January 31, 2001 the Company issued 876,977 shares of its common stock on the conversion of 200 Series "A" convertible preferred stocks.

In August, 2000, our board of directors established our Series "B" preferred stock and authorized the issuance of up to 1,200 shares of Series "B" preferred stock as part of this series. Upon any liquidation or dissolution of our Company, each outstanding Series "B" preferred share is entitled to a distribution of $1,000 prior to any
                     forestindustry.com, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Nine Months Ended February 28, 2001

distribution to the holders of our common stock. The Series "B" preferred stocks are not entitled to any dividends or voting rights.

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

On January 31, 2001 the Company issued 876,977 shares of its common stock on the conversion of 200 Series "A" convertible preferred stocks.

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

On February 29, 2000, the Company granted options to purchase a total of 33,000 shares of the Company's common stock at a price of $4.00 per share to employees of the Company. The options vest on or after February 29, 2001 and expire between February and April 2005. Between March and February 2001, the Company cancelled options to purchase a total of 16,000 shares as the employees who were granted the options left the Company.

                     forestindustry.com, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Nine Months Ended February 28, 2001

On June 12, 2000, the Company granted options to purchase a total of 54,000 shares of the Company's common stock at a price of $2.00 per share to employees of the Company. The options vest on or after June 11, 2001 and expire June 2005. Between June and February 2001, the Company cancelled options to purchase a total of 42,000 shares as the employees who were granted the options left the Company.

On December 18, 2000, the Company granted options to purchase a total of 45,000 shares of the Company's common stock at a price of $0.60 per share to employees of the Company. The options vest on or after January 31, 2001 and expire December 2005. Between December and February 2001, the Company cancelled options to purchase a total of 5,000 shares as the employees who were granted the options left the Company.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 307%; and an expected life of the options of 2.5 years. Accordingly, compensation expense using the fair value method would have been $5,920 amortized over their respective vesting period.

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

The Statement's pro forma information from the options is as follows:

                                   Nine Months Ended          Nine Months Ended
                                   February 28, 2001          February 29, 2000
                                                   $                          $

Net (loss) income as reported              (721,996)                  (107,588)
Compensation expense from stock
 options under SFAS No. 123                  (5,920)                         -
                                  ----------------------------------------------

Pro forma net (loss) income                (727,916)                  (107,588)
                                  ==============================================

Pro forma (loss) income per common
 share:
     Basic and Diluted                        (0.05)                     (0.01)
                                  ==============================================
                     forestindustry.com, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Nine Months Ended February 28, 2001

b) Non-Employees

On May 26, 2000, the Company granted options to purchase a total of 40,000 shares of the Company's common stock at a price of $2.00 per share to non-employees of the Company. The options vest on or after May 1, 2001 and expire May 2005. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", using the fair value method. Accordingly, a compensation expense to these stock options in the amount of $17,253 was recorded as deferred stock compensation to be amortized over their respective vesting periods. For the period ended February 28, 2001 the Company recognized an amortization expense of $12,940.

c) Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the period ended February 28, 2001 and for the period ended February 29, 2000 are as follows.

                                             Number of          Weighted Average
                                                Shares           Exercise Price
                                                                              $
Outstanding, February 29, 2000                  33,000                 4.00
     Granted                                    99,000                 1.36
     Forfeited                                 (63,000)                2.40
                                       -----------------------------------------

Outstanding, February 28, 2001                  69,000                 1.68
                                       =========================================

Options exercisable at end of period            57,000                 1.61
                                       =========================================

The following table summarizes information about the Company's fixed stock options outstanding at February 28, 2001:

                                          Options Outstanding          Weighted
                               Number     Weighted Average             Average
Range of               Outstanding at     Remaining Contractual        Exercise
Exercise Prices     February 28, 2001     Life (in years)              Price
$                                                                             $
4.00 - 4.00                    17,000                   5                 4.00
2.00 - 2.00                    12,000                   5                 2.00
0.60 - 0.60                    40,000                   5                 0.60
                   -------------------------------------------------------------
                               69,000                   5                 1.68
                   =============================================================

The options outstanding at February 28, 2001 will expire between February and December 2005.

                     forestindustry.com, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Nine Months Ended February 28, 2001

6 - COMMITMENTS

a) The Company entered into an agreement to lease office premises in Nanaimo, B.C., Canada to May 31, 2001. The monthly lease payment is, excluding operating costs, $1,789.

b) The Company entered into an agreement to lease a vehicle to March 09, 2003. The monthly lease payment is $529 with an option to purchase the vehicle at the end of the lease for $14,717. On December 4, 2000, the Company terminated its agreement to lease a vehicle to March 09, 2003. The buyout of the lease was $1928 and the vehicle was returned to the dealership.

c) The Company entered into an agreement to lease an internet telecommunication line to December 31, 2002. The monthly lease payment is $959.

d) The Company entered into an agreement for advertising and marketing services for a fee of $212,500, which was settled by the issuance of 200,000 common shares of the Company at $1.25 per share. The contract term was from June 7, 2000 until September 7, 2000.

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

g) The Company entered into an employment contract with the Chief Information Officer ("CIO") to oversee the Company's technical systems and applications for a signing bonus of $37,500, which was settled by the issuance of 150,000 common shares of the Company at $0.25 per share, and an annual salary of $51,000. The employment contract was from February 29, 2000 to February 28, 2001. On July 21, 2000, the CIO resigned and voluntarily returned 50,000 common shares to the Company.

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

i) On September 25, 2000 the Company entered into a consulting contract with an individual to perform the duties of Chief Operating Officer for a monthly fee of $4,078. Either party may terminate the agreement on fourteen days written notice. The consulting contract was terminated by mutual consent on January 31, 2001.

j) On January 31, 2001 the Company amended the employment agreement dated January 31, 2000 with its President and Chief Executive Officer and entered into a new agreement for a term of 2 years and annual salary of $70,000.

                     forestindustry.com, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Nine Months Ended February 28, 2001


7 - SUBSEQUENT EVENTS

a) On March 13, 2001 the Company issued  1,000,000 shares of its common stock on
the  conversion  of  200  Series  "B"   convertible   preferred   stock  to  two
institutional investors.

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

For the Nine Months ended February 28, 2001 and February 29, 2000

Revenues. Revenues increased 22% to $338,419 for the nine months ended February 28, 2001 as compared to sales of $264,144 for the nine months ended February 29, 2000. Increased sales were attributable to an increase in subscribers to the Company's web site services and greater demand for web design services. The customer base increased to approximately 1180 customers by February 28, 2001 as compared to approximately 500 at February 29, 2000. $171,448 or 51% of revenues were derived from website design services while the remaining $166,971 or 49% of revenues were derived from web site advertising.

Expenses. Total expenses for the nine months ended February 28, 2001 increased to $1,060,415 as compared to $371,732 for the comparative period ended February 29, 2001. Selling, general and administrative expenses represented the largest portion of expenses increasing over 260% from $312,078 for the nine months ended February 29, 2000 to $815,642 for the comparable period in 2001. This increase is due to the hiring of additional sales and technical staff, attendance at more trade shows during this period and termination of office leases and other commitments. The Company also recorded a compensation expense for stock issued for services rendered in the amount of $212,500. Consulting and professional fees were $103,665 for the period ended February 28, 2001 compared to $17,490 for the nine months ended February 29, 2000. The Company's professional fees increased due to the private placement conducted in August, the contemplated acquisition, compliance with public reporting requirements and the addition of one management contract. Professional fees also included legal and accounting fees relating to the preparation of a registration statement, including amendments, and audited financial statements for the year ending May 31, 2000.

Net and Comprehensive Loss. The Company recorded a net loss of $721,996 for the nine months ended February 28, 2001 compared to a net loss of $107,588 for the nine months ended February 29, 2000. The increase in losses for the period ended February 28, 2001 is due to the significant increase in operating, administrative and professional expenses and the recording of compensation expenses relating to the issuance of common stock for services and granting of stock options to non-employees.

Liquidity and Capital Resources

The Company is in a growth stage in which expenses are expected to increase as the Company implements its business plan. The Company has not been profitable and has experienced negative cash flows from operations. Due to the fact that the Company has not generated sufficient cash flow to fund all of its operating costs, the Company has relied heavily on outside sources of capital. During the year ended May 31, 2000, the Company raised $750,000 through the sale of its Series A Convertible Preferred Stock. During the nine months ended February 28, 2001, the Company also raised $200,000 through the sale of its Series B Convertible Preferred Stock. The Company's future operations are dependent upon continued external funding from additional capital investments or borrowed funds. The Company's future success will also depend on its ability to increase revenues and to reduce expenses and establish its online business exchange auction website for the forest and wood industries. There can be no assurance that the Company will be able to raise capital from these outside sources in sufficient amounts to fund the Company's business operations or to successfully expand its online business. The failure to secure adequate outside funding or establish the forest and wood industry auction website would have an adverse affect on the Company's operating results.

Investing activities during the nine months ended February 28, 2001 have consisted mainly of purchasing property and equipment, primarily computer hardware and software. Capital expenditures totalled $22,680 for the nine months ended February 28, 2001 and $119,377 for the year ended May 31, 2000. The Company expects capital expenditures will increase and growth in its technical infrastructure will be required to support the growing customer base.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects, that in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities until utilized in business operations.

As of February 28, 2001, the Company had negative working capital of approximately $178,540. The Company anticipates obtaining the additional capital which it will require through revenues from operations and through a combination of debt and equity financing. The Company will also consider joint ventures or strategic alliances to develop future programs. There is no assurance that the Company will be able to obtain capital it will need or that the estimates of its capital requirements will prove to be accurate.

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

Until revenues are sufficient to support the Company's business, it will depend to a significant extent on outside capital to pay for the development of its e-commerce business. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available if necessary to the Company to meet these operational costs or, if the capital is available, it will be on terms acceptable to the Company. The issuance of additional equity securities by the Company would result in a further dilution in the equity interests of the current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. As of February 28, 2001, the Company did not have any commitments from any source to provide additional capital.

                                     PART II

                                Other Information

Items 1, 2, 3 and 4

None.

Item 5. Other Information

On August 16, 2000 the Company signed a non-binding letter of intent to acquire all of the issued and outstanding shares of C.C. Crow Publications, Inc. in exchange for 400,000 shares of the Company's common stock and $330,000 in cash. The transaction is subject to several conditions prior to closing. The Company has issued 400,000 shares of its common stock, which has been placed in escrow pending the consummation of this transaction. The Company has until December 31, 2000 to raise sufficient capital to acquire the business. The Company plans to obtain the necessary capital through debt and/or equity financing. If the Company fails to raise sufficient capital or for some other reason decides not to consummate this acquisition, it will forfeit a deposit in the amount of 125,000 shares of its common stock. On October 6, 2000, both parties agreed to terminate the letter of intent and the owner of C.C. Crow Publications, Inc. volunteered to return the 400,000 shares to the Company. As of February 28, 2001 the 400,000 common shares had not yet been returned.

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


                                            forestindustry.com, Inc.



Date:   April 10, 2001                      /S/JOE PERRATON
                                            -----------------------------------
                                            Joe Perraton, President
                                            (Principal Financial and Accounting
                                            Officer)