Form 10KSB40
period 2001-05-31
FORESTINDUSTRY COM INC
filed 2001-09-12
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended May 31, 2001            Commission File Number 0-26673

                            FORESTINDUSTRY.COM, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                      98-0207081
           --------                                      ----------
 (State of other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

    2480 Kenworth Road, Suite 10                           V9T 3Y3
      Nanaimo, British Columbia                            -------
      -------------------------                           (Zip Code)
(Address of Principal Executive Offices)


Registrant's telephone number including area code:  (250) 758-0665

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

YES    X       NO
    --------      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $466,326

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of August 28, 2001, was $161,475.

The number of shares outstanding of the issuer's common stock as of August 28, 2001, was 1,521,058

Documents Incorporated By Reference:  None

Transitional Small Business Disclosure Format:  Yes    No X

ITEM 1. DESCRIPTION OF BUSINESS

General

     We provide a full range of internet services for the forest and wood products industry. Our website address is "forestindustry.com." Our internet site provides a directory of companies associated with the forest and wood products industry. Our website is divided into three categories: Forest and Logging, Wood Processing and Logs, Lumber and Wood Products. Companies may advertise their services on our website and exchange information through our online discussion forums. Our website includes The World Wood Exchange which allows manufacturers, buyers and intermediaries to list all types of wood products for purchase and sale through the website. It also provides information on industry related trade shows, conferences and news items. All updates and changes made to the website are completed by our in-house technical staff. We generate revenues by charging a monthly fee to customers using our website based on the size of advertisements and charging for internet related services provided to forest and wood-related businesses.

     To date, approximately 60% of revenues are generated from our website advertisers and the other 40% through website design services. Prior to January 31, 2000, we had no source of revenues. On January 31, 2000, we acquired The Forest Industry Online Inc. and our current business is now that which was being conducted by them.

     The internet related services which we provide include all services which a business needs to promote itself and to advertise and/or sell its forest or wood related products and services through the internet, including the design, development and hosting of websites for our customers.

     Our corporate offices and operations are located at Suite 10, 2480 Kenworth Road, Nanaimo, British Columbia V9T 3Y3. Our telephone number is (250) 758-0665. We have one wholly-owned subsidiary, The Forest Industry Online, Inc., which maintains business offices at our principal business office in Nanaimo.

     As used in this report, the terms "we," "us," "our," the "Company" and "forestindustry" means forestindustry.com, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts refer to United States dollars unless otherwise noted.

     On June 1, 2001, we effected a ten-for-one reverse stock split. Reference to shares in this report have been adjusted to reflect this reverse split unless otherwise noted.

Corporate History

     We were originally incorporated in Delaware on December 18, l997, under the name "Autoeye Inc." Autoeye's initial plan of business was to merge with a company in the industry of vehicle surveillance systems, but this plan was abandoned prior to any operations. Prior to Autoeye's acquisition of The Forest Industry Online Inc., it had not commenced any operations other than initial corporate formation and capitalization.

     On January 31, 2000 ,Autoeye acquired all of the issued and outstanding common shares of The Forest Industry Online Inc. in exchange for 1,000,000 shares of Autoeye common stock. The Forest Industry Online, Inc. has been in operation since 1995, first as a proprietorship and since January 1997 as a corporation. The value attributed to the share exchange was CDN $335,000. The principals of The Forest Industry Online were Joe Perraton, Lara Perraton and Teaco Properties Ltd. (which is beneficially owned by Marc White and Dave McNaught). Autoeye's then president, Andrew Hromyk, represented the interests of Autoeye. Concurrent with the acquisition of The Forest Industry Online Inc.,

Autoeye issued 750 shares of its Series A Convertible preferred stock at a price of $1,000 per share for gross proceeds of $750,000. The subscribers of the preferred shares were Augustine Fund, LP, Ascent Financial, and Indenture Trust of James F. Cool. Autoeye also issued 3,750 shares of its common stock to Century Capital Management Ltd, as consideration for consulting services provided in connection with Autoeye's acquisition of The Forest Industry Online Inc. Century Capital Management Ltd. is controlled by Andrew Hromyk.

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

     On February 25, 2000, Autoeye changed its name to "forestindustry.com, Inc." We have also done business under the name "The Forest Industry Network."

     On October 5, 2000, we appointed Greg Millbank, our Chief Operating Officer, to our board of directors. Mr. Millbank resigned as an officer of the Company as of January 31, 2001, and elected not to be re-appointed as a Director for the following term.

        On May 29, 2001, we held an annual meeting of stockholders at which the stockholders approved an amendment to the Company's Amended Certificate of Incorporation to effect a ten-for-one share consolidation.

     On July 6, 2001, the Company, Teaco Properties, the Company's largest shareholder, Sean Curran and Joe Nemeth entered into a stock purchase agreement. Under the terms of the stock purchase agreement, Teaco Properties sold 900,000 shares in the aggregate of the Company's common stock that it owned to Messrs. Curran and Nemeth. Marc White and Dave McNaught are the beneficial owners of Teaco Properties Ltd. Prior to the transaction, Teaco Properties owned 1,000,000 shares in the aggregate. As a result of this transaction Teaco Properties currently owns 100,000; Curran owns 600,000 and Nemeth owns 300,000, which represents approximately 39.4% and 19.7%, of the outstanding shares. In connection with the stock purchase agreement, Messrs. Curran and Nemeth were appointed to the Company's Board of Directors. Mr. Perraton continues to serve as president and a director of the Company.

     For the purchase of the shares, Messrs. Curran and Nemeth paid Teaco Properties the sum of $10. Further, as a condition of the sale, Mr. Curran undertook that he would use his best efforts to obtain third party financing for the Company in an amount not less than US $250,000, and that the Company would settle outstanding debt in the amount of Cdn $155,710 with a third party creditor through the issuance of Company shares.

     As an inducement to the sale, the Company granted warrants to purchase 220,000 shares of common stock to Teaco Properties. The warrants are exercisable for a period of two years beginning June 25, 2001. The exercise price will be calculated by obtaining the twenty (20) day average Market Price (hereinafter defined) of the shares of common stock preceding a date determined by the Board of Directors. In no event will the Market Price be below $0.20 per share. Market Price shall be the average closing price of the shares of common stock on such date, as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), or the average closing price in the over-the-counter market if other than NASDAQ. The Board of Directors will determine the date for which the exercise price will be determined within 90 days of the date of grant.

     Our business is a continuation of that which was previously being conducted by The Forest Industry Online, Inc. which remains a wholly-owned subsidiary of the Company.

Products and Services

Website Hosting/Advertising

     Our primary business is supporting our website located at "www.forestindustry.com." This site provides a directory of companies associated with the forest and wood industry. Our website is divided into three categories:
Forest and Logging, Wood Processing and Lumber and Wood Products. Within Forest and Logging we list services pertaining to logging equipment, reforestation, trucks, safety supplies, computer services, contractors and ancilliary services. The Wood Processing section contains services related to mills including equipment, safety services, computers, consultants and ancilliary services. The Lumber and Wood Product section of our website contains services related to pallets, boxes and containers, mill and woodworking machinery and consulting services. All sections are linked through an alphabetical listing of all customers who subscribe to our website.

     Our website includes The World Wood Exchange which allows manufacturers, buyers and intermediaries to purchase and sell all types of wood products through the website. Our website also provides information on industry related trade shows, conferences and news items; trade magazines; supplier listings and provides access to secure shopping sites. All updates and changes made to the website are completed by our in-house technical staff.

     Our website also allows companies to advertise their products or services. We charge a monthly fee to customers based on the size of the advertisement. Our monthly fees for basic advertising services currently range from $32 to $99.

Internet Services

     The internet related services we provide are essentially all services which a business needs to promote itself and to advertise and/or sell its products and services through the internet. We charge either a monthly fee for these services or a fee based upon the number of hours involved in the project. Our services, all of which can be customized to the specific needs of the customer, include:

     o    complete  web site  design,  hosting  and  maintenance
     o    design and maintenance of databases for new and used:
           o    equipment
           o    parts and supplies
           o    inventories of wood products
           o    real estate listings
           o    customers
     o design of forms used to pay for products and services with a credit card
     o customized layouts for order forms, multi-state tax calculations, international taxes
     o database administration programs which provide customers with the ability to:
           o    modify product prices
           o    provide product and services
           o input shipping methods based on price, quantity and weight variables
           o    transaction and billing reports

     o secure online storefronts and distributor catalogues for products and services offered by our members

     o industrial equipment inventory applications for distributors of new or used industrial equipment parts
     o    dedicated email server and accounts for members
     o    internet video services
     o    link for online equipment financing
     o    collocation, disk storage and bandwidth
     o    industry specific template web sites

     We have technical and customer support staff who are available during business hours to assist all members with the use of our services.

New Products

     The Company plans on developing a data and training component to our online services. Training programs will be standardized, hosted on an application service provider model and marketed to the forest and wood industry.

     We plan on providing market information services within the next year. We will gather industry data from several sources in the industry, analyze the data and repackage the information for specific areas of the industry.

     We plan to develop an online business exchange for the forest and wood industry called the Lumber and Equipment Exchange, or "LEE." The LEE will host auctions of lumber, equipment and other wood products. Revenue will be generated on a commission basis. We will need to license sophisticated software and hardware to support the LEE program. We have identified an alliance partner to develop the LEE program. Once financing has been secured, we anticipate it will take approximately six weeks to design the basic framework for the LEE. We will require ongoing design and technical assistance from our alliance partner in the following areas: e-commerce infrastructure, systems integration and installation of enabling internet software. We estimate that it will take between 12-18 months to have a fully integrated exchange developed and operational. Related services, which we plan to offer to customers of the LEE, include credit verification, delivery scheduling, inspection services and payment settlement.

     Alternatively, we may seek an alliance partner who has a fully operational exchange service and who wants to partner with us to provide a broader range of services. If this occurs, we will not proceed with the online business exchange, but instead integrate our systems with the alliance partners' systems.

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

     In August 2001, we established a Marketing and Communications Group who are responsible for selling our promotional and hosting service plans to new customers. In addition, we created an Agency Program wherein independent contractors will identify new customers and sell our customized applications and services. In order to generate new leads for both these groups, we are hiring a new employee as of September 2001 as a Business Development Manager.

     Due to the seasonal nature of the forest industry, our advertising and marketing expenses will normally be higher in the second and fourth quarters.

     As of May 31, 2001, the Company had 433 customers as well as 431 associate members. We have no reliance on any specific customer or small group of customers. Approximately 70% of our customers are U.S. companies, 20% are from Canada and approximately 5% are from Europe, Asia and Australia.

Competition

     There are currently very few web sites devoted to the forest industry sector. Our competitors include "e-wood.com," "Talpx.com," "VerticalNet," and other company's such as forestweb.com. We also compete with various regional and national commodity exchanges.

     e-wood.com and Talpx.com provide internet websites which connect buyers and sellers of wood and related products directly and facilitate transactions electronically. Their websites include news and information for the wood products industry.

     VerticalNet is an enterprise level software provider that helps business' leverage the internet for business services. VerticalNet also provides websites for companies in the forest and wood products industry but does not currently provide any news or information on its websites, which relate to the forest or wood products industry.

     Indirect competitors include various web hosting and web design companies ranging from large corporate internet service providers to small home-based businesses. These competitors comprise a small proportion of our competition and often have little or no specific knowledge of the forest industry.

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

Employees

     As of August 28, 2001, we had seven full-time employees. We plan on hiring four new employees by October 2001 for administration, marketing, technical and customer service positions. In addition, we plan on contracting in total through fiscal 2002 ten Marketing and Communications sales people as well as five Agents. We will also rely on independent contractors to provide services on an as needed basis. We currently utilize the services of seven consultants.

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

     Until revenues are sufficient to support the Company's business, it will depend almost exclusively on outside capital to pay for the development of its web services business. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available if necessary to the Company to meet these development costs or, if the capital is available, it will be on terms acceptable to the Company. The issuance of additional equity securities by the Company would result in a further dilution in the equity interests of the current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

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

     The Company's business depends on the efficient and uninterrupted operation of its computer and communications hardware systems as well as adequate supplies of bandwidth. Any system interruptions that cause its website to be unavailable or to perform poorly for users may reduce the attractiveness to advertisers and could adversely affect the Company's business and operating results. Although the Company has back-up facilities for its computer systems, it relies on one provider for its telecommunication lines. If the telecom provider failed to provide service to the Company's systems, it would be unable to maintain website availability. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

     The success of the Company will also depend on its ability to respond to technological advances and emerging industry standards in a cost-effective and timely manner. The Company may not have the technical or financial ability to respond to these technical challenges.

ITEM 2. DESCRIPTION OF PROPERTY

     Our corporate offices are located at 2480 Kenworth Road, Suite 10, Nanaimo, British Columbia, Canada V9T 3Y3. The Company leases approximately 1,000 square feet of office space under a month to month lease.

     All of the Company's computer and telecommunications equipment is located at its Nanaimo offices. As of August 28, 2001, the Company was operating at 65% capacity and does not foresee the need to upgrade until its customer base doubles.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 29, 2001, a special meeting of the Stockholders was duly held, at which there was present a majority of stockholders of the Company, to vote upon the election of new directors, a ten for one share consolidation and the re-appointment of our auditors for 2001. At the special meeting there were present, either by proxy or in person, 1,009,713 shares of the 1,521,058 shares of the Company's outstanding Common Stock. With respect to the election of directors, 1,009,713 shares were represented of which 1,009,613 voted in favour of the appointment of Joe Perraton and 100 abstained from the vote. Of the 1,009,713 shares represented, 1,009,693 voted for the ten for one share consolidation, 110 voted against and 110 abstained from the vote. Our auditors were re-appointed for 2001 based on the vote of 1,009,713 of which 1,009,613 voted for the appointment and 100 voted to abstain. The stockholders of the Company that were not present by proxy or in person were given notice of the special meeting in accordance with Section 222 of the Delaware General Corporation Law.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market

     Since December 1999 the Company's common stock has been quoted on the OTC Bulletin Board, initially under the symbol "AUYE", after February 25, 2000, under the symbol "FXCH" and after May 29, 2001, under the symbol "FTIC". A trading market only developed on March 1, 2000. Prior to that date, there was no public market for the Company's common stock. Set forth below are the range of high and low bid quotations for the periods indicated as reported on the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The below prices have not been adjusted to give effect to the one-for-ten share consolidation effective June 1, 2001.

                                                     Common Stock
                                                     ------------
               Quarter Ended                    High            Low
               -------------                    ----            ---
               May 31, 2001                    $0.04           $0.02
               February 28, 2001               $0.14           $0.09
               November 30, 2000               $1.06           $0.38
               August 31, 2000                 $1.69           $1.06
               May 31, 2000                    $1.25           $1.25

     Approximate number of holders of common stock dividends. As of August 28, 2001, there were 58 holders of record of the Company's common stock. This number does not include stockholders who hold the Company's stock in street name.

Dividends

     Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its common stock and it does not have any current plans to pay any dividends in the foreseeable future.

Capital Stock

     During the Company's last fiscal year ended May 31, 2001, it sold the following equity securities pursuant to exemptions from registration under the Securities Act of 1933.

     In August 2000, our board of directors authorized 1,200 shares of Series B preferred stock. Upon any liquidation or dissolution, each outstanding share of Series B preferred stock is entitled to a distribution of $1,000 prior to any distribution to the holders of our common stock. The Series B preferred stock is not entitled to any dividends or voting rights. In August 2000, we sold 200 shares of Series B preferred stock to two accredited institutional investors for $1,000 per share. Each share of Series B preferred stock may be converted, at the option of the holder, into shares of our common stock equal in number to the amount determined by dividing $1,000 by 70% of the average closing price of our common stock for the five trading days preceding the conversion date, subject to a maximum of 5,000 shares of common stock being issued for each share of Series B preferred stock and a minimum of 250 shares of common stock being issued for each share of Series B preferred stock.

     Further, pursuant to the terms of the Series B preferred stock, each share of Series B preferred stock automatically converted into shares of common stock upon the effective date of a registration statement registering the underlying shares of common stock. Based on the current price of our common stock on March 13, 2001, the Series B preferred stock automatically converted into an aggregate of 100,000 shares of common stock.

     On June 1, 2001, we completed a ten-for-one share consolidation.

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

     We are an internet service provider to the forest and wood products industry. Our website includes information and advertising relating to forest and logging; wood processing and logs; and lumber and wood products. We plan on introducing the following products and services during 2001:

     o a business to business exchange to support the purchase and sale of wood, wood products and wood related services;
     o    market information services; and,
     o    training  and  compliance  programs.

     Our strategy is to become an internet leader in supporting an e-focused marketplace for the forest and wood products industry.

     The Company was formed on December 18, 1997, under the name Autoeye, Inc. Autoeye's business was to evaluate businesses for possible acquisition. On January 31, 2000, we acquired 100% of The Forest Industry Online, Inc. Following the transaction, the shareholders of The Forest Industry Online, Inc. owned a majority of Autoeye's outstanding shares of common stock. Accordingly, for financial reporting purposes the transaction was accounted for as a reverse acquisition with The Forest Industry Online, Inc. considered the accounting acquirer. (See Notes 2(a) and 3 to the May 31, 2001, consolidated financial statements). As such, The Forest Industry Online, Inc.'s historical financial statements are now reported as the Company's financial statements. On February 25, 2000, the Company changed its name from Autoeye, Inc. to forestindustry.com, Inc. Prior to the acquisition of The Forest Industry Online, Inc., the Company had not generated any revenue and had not commenced any operations other than initial corporate formation and capitalization.

     On May 29, 2001, we held an annual meeting of stockholders at which the stockholders approved an amendment to the Company's Amended Certificate of Incorporation to effect a ten-for-one share consolidation.

Plan of Operations

     In order to expand the Company's operations it will need additional capital. The Company does not have any commitments from any source to provide additional capital. It will need to raise significant outside capital to fund its anticipated capital requirements over the next twelve months. Approximately $500,000 has been budgeted to finance the development of the Company's technology, development of new products and services and increase sales and marketing efforts over the next 12 months. The Company anticipates needing approximately $80,000 for technical upgrades to its existing network system and re-locating all of our hosting and applications to Vancouver, British Columbia. We estimate that we will need to spend approximately $50,000 on legal and financing fees in order to raise the additional capital. We have recently succeeded in attracting senior management and plan on adding two more senior officers over the next six months and will require $120,000 to retain them. As part of the Company's expanded business plan there will be a requirement to train remote agents, customer service representatives and commission based Marketing and Communication specialists (telemarketers). Training costs have been budgeted at approximately $25,000 and initial expenses for establishing a call center will be $25,000. The company has accumulated debt during the past year and will require approximately $150,000 to repay the debt. The company plans on using the balance of the proceeds, $50,000, for general and administrative costs. Capital commitments for the next 12 month period include consultant agreements totalling $134,000; other leases $175; and employment agreements totaling $122,454. As a result of this increased business activity and anticipated increase in employees, the Company expects general and administrative expenses and compensation costs to increase significantly from current levels.

     An element of the Company's business plan is to obtain license technology and hardware to support its proposed Lumber and Equipment Exchange or LEE. The LEE program is expected to cost between $300,000 and $400,000 to implement. However, the Company has delayed the development of the LEE until 2003.

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

     In order to reduce expenses during the year ending May 31, 2001, we permanently laid off 17 of our employees in November, 2000. We plan on building our operations and re-hiring our employees once revenues exceed our operating costs. As of August 28, 2001, we had re-hired two employees and have plans to re-hire three more employee by October 2001.

Results of Operations

For the Fiscal Years Ended May 31, 2001 Versus Ten Months Ended May 31, 2000

     Revenues. Revenues increased to $466,326 for the year ended May 31, 2001, as compared to sales of $335,287 for the ten months ended May 31, 2000. Increased sales were attributable to an increase in subscribers to the Company's web site services and web design services. During fiscal 2001, we hired additional sales staff and customer service representatives which contributed to the growth in customers. The customer base increased to approximately 860 customers by May 31, 2001, compared to 640 customers at May 31, 2000. Approximately 60% of the revenue is attributable to hosting and advertising services while the remaining 40% of revenues were derived from web design services and special applications.

     Expenses. Total operating expenses for the year ended May 31, 2001, increased by 52% to $1,208,247 compared to $793,868 for the ten months ended May 31, 2000. This increase is due to the hiring of twenty-three sales, technical and administrative employees during 2001 and attendance at more trade shows during this period. Consulting fees were $156,315 for the year ended May 31, 2001 compared to $125,099 for the ten months ended May 31, 2000. Consulting fees increased slightly due to the addition of one officer during fiscal 2001 and three managers between February and May 2001.Professional fees increased by $13,853 during 2001, from $105,967 for the ten months ended May 31, 2000, to $119,820 for the year ended May 31, 2001. Professional fees included legal and accounting fees relating to the preparation of our registration statements and financial statements.

     Net and Comprehensive Loss. Based on the above, we sustained a net and comprehensive loss of $741,921 for the year ended May 31, 2001, compared to a net loss of $458,581 and a comprehensive loss of $450,017 for the ten months ended May 31, 2000. The increase in losses for the period ended May 31, 2001, is due to the significant increase in operating, administrative and professional expenses.

     The weighted average shares outstanding for the year ended May 31, 2001, were 1,385,923, an increase of 333,743 shares (32%) in the same ten month period of 2000.

Liquidity and Capital Resources

     As of May 31, 2001, total current assets was $89,155, a decrease of $202,644, compared to $291,799 as at May 31, 2000. This decrease is due to the reduced investment in capital in 2001 and increase in general and administrative costs. The Company is in a growth stage in which expenses are expected to increase as the Company implements its business plan. Due to the fact that the Company has not generated sufficient cash flow to fund all of its operations, the Company has relied heavily on outside sources of capital. During the 12 month period ended May 31, 2001, the Company raised $200,000 through the sale of its Series B Convertible Preferred Stock. Subsequent to year end, the Company obtained $41,000 (CDN$63,000) through a loan from two of our directors payable in full by December 31, 2001, at 10 per cent interest per annum. The Company will require additional capital investments or borrowed funds to meet cash flow projections. To date, the Company has reduced expenses to cover monthly cash requirements, however, the Company has not been able to eliminate accounts payable and accrued liabilities. There can be no assurance that the Company will be able to raise capital from these outside sources in sufficient amounts to fund the Company's business. The failure to secure adequate outside funding would have an adverse affect on the Company's operating results.

     The Company expects its expenses will continue to increase during the next twelve months as a result of increased marketing expenses and the expansion of its online services.

     By 2003, the Company plans to develop the Lumber and Equipment Exchange, or LEE, which will conduct auctions of lumber, equipment and other wood products by means of the internet. To establish the LEE, it will need to license from a third party the sophisticated computer software systems needed to operate an internet-based auction site. The Company will earn commissions on any sales made through the LEE. A license for the computer system needed for the LEE is expected to cost approximately $300,000. In the alternative, the Company may attempt to establish a joint venture or similar arrangement with a company which has the rights to such a computer system, in which case the initial cost of the license would be less but the Company would be required to share any revenues it earned from the LEE with its joint venture partner. As of August 28, 2001 the Company had not obtained any license for the computer programs which will be required for the LEE and the launch date of the LEE will remain uncertain until additional sources of capital are obtained.

     Investing activities during the twelve months ended May 31, 2001, have consisted mainly of purchasing equipment, primarily computer hardware and software. Capital expenditures, including those under capital leases, totaled $27,009 in 1999; $119,377 in 2000; and $31,265 in 2001. The Company expects capital expenditures will increase and growth in its personnel and infrastructure will be required to support the growing customer base.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. It expects, that in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities until utilized in business operations.

     Capital commitments for the next 12 month period include consultant agreements totaling $133,888; other leases $175; and employment agreements totaling $122,454.

     In August 2001, the Company entered into a Debt Settlement Agreement with one of our creditors. The agreement settles approximately $102,769 (Cdn$155,710) in debt through the payment in cash of $49,500 (Cdn$75,000) and the issuance of 100,000 shares of our common stock in full settlement of the debt.

     As of May 31, 2001, the Company had negative working capital of approximately ($244,788). The Company anticipates obtaining the additional capital which it will require through revenues from its operations and through a combination of debt and equity financing. In addition, we plan on allocating approximately $150,000 to debt repayment of accounts payable upon third party financing. We will also consider joint ventures or strategic alliances to develop future programs. Current cash and cash equivalents are projected to sustain the Nanaimo operations but alternate sources will be required to fund additional expenses. The Company will seek to raise additional funds through public and private equity financings, borrowed funds or from other sources. There is no assurance that the Company will be able to obtain capital it will need or that its estimates of its capital requirements will prove to be accurate. As of the date of this report, the Company did not have any commitments from any source to provide additional capital.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company, including notes thereto, together with the report of independent certified public accountants thereon, are presented as an exhibit under Item 13 beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The directors and executive officers, and their ages and positions, and duration as such, are as follows:


Name                  Position                                  Age    Period
----                  --------                                  ---    ------
Joe Perraton          President, Secretary, Chief Financial     35     January 31, 2000 - Present
                      Officer and Director
Joe Nemeth            Director                                  34     July 6, 2001 - Present
Sean Curran           Director                                  40     July 6, 2001 - Present



Business Experience

     The following is information on the business experience of each officer, director and director nominee.

     Joe Perraton has served as president, chief financial officer and a director since January 31, 2000, and as Secretary since May 11, 2000. Prior to the acquisition by our company of our subsidiary The Forest Industry Online Inc., Mr. Perraton served as president, co-founder and operations manager since the inception of the business "forest industry online" as a proprietorship in 1995. He became president of The Forest Industry Online, Inc. upon its incorporation in January 1997. As co-founder Mr. Perraton had a unique vision of how the forest industry could use the internet to improve the industry as a whole. With over ten years experience directly in the forest industry and over five years working with internet and client/server technologies. Mr. Perraton has insight on how technologies relate to the forest industry. Prior to establishing The Forest Industry Online Inc., Mr. Perraton was engaged in the forest industry as an independent logging contractor.

     Joe Nemeth served as Vice President, North American Newsprint Sales for Fletcher Challenge Canada Ltd. from 1999 to 2000. From 1996 to 1998, Mr Nemeth served as their Production Director in their Elk Falls Paper Division. Currently Mr. Nemeth is a Director of the following companies: Green Belt Renewable Energy

Inc., Cultus Lake Capital VCC Board, and the International Bio-Recovery Vancouver Island Board. Mr. Nemeth holds a Masters of Business Administration from the University of Western Ontario.

     Sean Curran served as the North American Newsprint Sales Manager of Norske-Skog Canada Ltd. from 1999 to August 2001. Norske-Skog is engaged in the business of pulp and paper. For seven years prior, Mr. Curran worked as the General Manager for Atlantic Newsprint Inc. within their sales and marketing department. Mr. Curran has worked within the pulp and paper industry in senior sales management positions for over 15 years.

     Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.

Family Relationships

     There are no family relationships between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership ("Forms 3") and other equity securities of the Company ("Forms 4"). Officers, directors, and greater than 10% shareholders of the company are required by SEC regulations to furnish to the company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the company, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with for the year ended May 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the Company's Chief Executive Officer during the last two complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                        Long Term Compensation
                        -----------------------------------    ----------------------------------------------
                                                                      Awards            Payout
                                                               ---------------------    -------
                                                               Restricted Securities    LTIP     All Other
                                             Other Annual      Stock      Underlying    Payout  Compensation($)
                Year    Salary   Bonus ($)   Compensation      Award(s)   Options        ($)
                                                 ($)                         (#)
               -------- -------- ---------- ---------------    ---------- ----------    ------- -------------
Joe Perraton   2001(1)  $46,500     -0-          -0-              -0-        -0-         -0-        -0-
President      2000(2)  $28,428     -0-          -0-              -0-        -0-         -0-        -0-
-----------------


(1)  For the period June 1, 2000 to May 31, 2001.
(2) For the period January 31, 2000 to May 31, 2000. Prior to January 31, 2000, Mr. Perraton was paid the following salary by The Forest Industry Online, Inc. (a subsidiary of the Company's June 1, 1999 to January 30, 2000 - $13,406; fiscal year 1999 - $49,410; fiscal year 1998 - $25,325.

Employment/Consulting Agreements

     On January 31, 2000 we acquired The Forest Industry Online Inc. In connection with this acquisition the Company entered into an employment agreement with Joe Perraton, the President of The Forest Industry Online. The employment agreement provides for a term of three years and an annual salary of CDN $70,000 (approximately $46,000 at current exchange rates).

     On January 31, 2001, the Company amended the employment agreement entered into with Joe Perraton, our President, and revised it to a consulting agreement for the same renumeration and a term of two years.

     In February 2001 the Company's wholly owned subsidiary The Forest Industry Online Inc. entered into consulting agreements with three consultants to provide management, administration, sales and production services for total monthly fees of $7,368. The contract terms are to February 1, 2003. The Company may terminate each agreement upon thirty days notice.

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

     Except as disclosed elsewhere in this annual report no director received any form of compensation from the Company during the year ended May 31, 2001.

Stock Option Plan

     In February 2000 the Company's Board of Directors adopted a stock option plan which authorizes the issuance of options to purchase up to 25,000 shares of our common stock. The option plan will remain in effect until February 2010, unless earlier terminated by action of the Board of Directors. Pursuant to the option plan, the Company's employees and officers are eligible to be granted options. The Company's directors may not be granted options unless they also serve as officers. The option exercise price is determined by the Board of Directors. On May 26, 2000, the Board of Directors amended the 2000 Stock Option Plan to authorize the issuance of options to purchase up to 50,000 shares of the Company's common stock and expanded the definition of an eligible person for the purpose of authorizing stock options.

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

     No directors or officers were granted any options during the past fiscal year. Options to purchase 10,900 shares of common stock were issued to eight employees and two non-employees. These options have exercise prices of $0.60, $2.00 and $4.00 per share and expire in December, April and May of 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of August 28, 2001, information with respect to the only persons owning beneficially 5% or more of our outstanding common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by our officers and directors as a group.
Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                           Shares of            Percent of
Name and Address                          Common Stock             Class
----------------                          ------------          ----------

Teaco Properties Ltd.                       100,000                 6.6%
5299 Budd Crescent
Nanaimo, British Columbia
V9T 5N9

Joe Nemeth
9311 - 213th Street                         300,000                 19.7%
Langley, British Columbia
V1M 1P6

Sean Curran                                 600,000                 39.4%
139 Centennial Parkway
Boundary Bay, British Columbia
V4L 1K4

Augustine Fund, LLP                          93,908                 6.2%
141 W. Jackson Blvd., Suite 2182
Chicago, Illinois 60604

All Officers and Directors                  900,000                 59.1%
as a Group (2 persons)

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

     We have issued shares of our common stock or approved the sale of our common stock to the following persons during the past two years, who, at the time of issuance, were affiliated with us:

                                   Date of      Number of
Name                               Issuance      Shares        Share Value     Consideration
----                               --------     ---------      -----------     -------------
Century Capital Management Ltd.      01/00         3,750          $9,375       Consulting
(1)                                                                            services

Todd Hilditch                        02/00        20,000         $50,000       Services Rendered


---------------------

(1) The beneficial owner of Century Capital Management Ltd. is Andrew Hromyk, a former officer and director.

     In May 2000 Bona Vista West Ltd., a former principal shareholder returned 259,724 shares of common stock to us for cancellation by way of a stock retirement agreement dated May 11, 2000. Bona Vista West Ltd. agreed with us that in order to attract future financings it would be in our best interest to reduce our issued and outstanding share capital through the surrender and retirement of certain control stock originally issued to Bona Vista West Ltd. upon our formation. We released Bona Vista West Ltd. from all claims, demands, acts, omissions and causes of action, in return for the 259,724 shares of common stock.

     We engaged Century Capital Management Ltd. as an advisor in connection with our acquisition of The Forest Industry Online Inc. For its services, we issued Century Capital Management Ltd. 3,750 shares of our common stock. Century Capital Management Ltd. is owned by Andrew Hromyk, a former officer and director.

     In July 2001, the Company, Teaco Properties, the Company's largest shareholder, Sean Curran and Joe Nemeth entered into a stock purchase agreement. Under the terms of the stock purchase agreement, Teaco Properties sold 900,000 shares in the aggregate of the Company's common stock that it owned to each Messrs. Curran and Nemeth for the purchase price of $10. Marc White and Dave McNaught are the beneficial owners of Teaco Properties Ltd. Prior to the transaction, Teaco Properties owned 1,000,000 shares in the aggregate. As a result of this transaction Teaco Properties currently owns 100,000 (6.6%), Curran owns 600,000 (39.4%), and Nemeth owns 300,000 (19.7%), of the outstanding shares. In connection with the stock purchase agreement, Messrs. Curran and Nemeth were appointed to the Company's Board of Directors.

     In addition, as an inducement to the sale, the Company granted each to Messrs. White and McNaught two year warrants to purchase 110,000 shares (220,000 shares in the aggregate) of common stock.

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


     (2)  Exhibits

              EXHIBIT
                NO.                    DESCRIPTION                           LOCATION
         ------------------  --------------------------------    ---------------------------------

             3.1 - 3.2       Articles of Incorporation and       Incorporated by reference to
                             Bylaws                              Exhibits No. 3.1-3.2 to the
                                                                 Company's Form SB-2 filed on
                                                                 May 19, 2000
                4.1          Stock Option Plan                   Incorporated by reference to
                                                                 Exhibit No. 4.1 to the
                                                                 Company's Form SB-2 filed on
                                                                 May 19, 2000
                4.2          Amended 2000 Stock Option Plan      Incorporated by reference to
                                                                 Exhibit No. 4.2 to the
                                                                 Company's Form 10KSB filed on
                                                                 August 31, 2000
               10.1          Share Purchase Agreement with       Incorporated by reference to
                             Teaco Properties, Ltd., Joe         Exhibit No. 10.1 to the
                             Perraton and Lara Perraton          Company's Form SB-2 filed on
                                                                 May 19, 2000
               10.2          Perraton Employment Agreement       Incorporated by reference to
                                                                 Exhibit No. 10.2 to the
                                                                 Company's Form 10KSB filed on
                                                                 August 31, 2000
               10.3          Consulting Agreement with Todd      Incorporated by reference to
                             Hilditch                            Exhibit No. 4.2 to the
                                                                 Company's Form 10KSB filed on
                                                                 August 31, 2000
               10.4          Consulting Agreement with           Incorporated by reference to
                             Summit Media Partners Inc.          Exhibit No. 4.2 to the
                                                                 Company's Form 10KSB filed on
                                                                 August 31, 2000
               10.5          Consulting Agreement with Joe       Filed herewith
                             Perraton
               16.1          Letter regarding Changes in         Incorporated by reference to
                             Certifying Accountant               Exhibit No. 16.1 to the
                                                                 Company's Form 8-K filed on
                                                                 March 8, 2000

     (b)  Reports on Form 8-K for the year ended May 31, 2001:

          A Form 8-K dated August 16, 2000 (filed August 30, 2000) was filed during the last fiscal year. The Form 8-K reported an Item 2 event and included exhibits pursuant to Item 7.

          A Form 8-K dated October 5, 2000 (filed October 23, 2000) was filed during the last fiscal year. The Form 8-K reported an Item 2 event and included exhibits pursuant to Item 7.

          A Form 8-K dated July 6, 2001 (filed July 17, 2001) was filed subsequent to the last fiscal year. The Form 8-K reported an Item 1 and included exhibits pursuant to Item 7.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FORESTINDUSTRY.COM, INC.

                                         By     /s/  Joe Perraton

                                                 Joe Perraton, President

                                         By    /s/  Joe Perraton

                                                Joe Perraton, Secretary

     Pursuant  to  the   requirements  of  the  Securities  Act  of  l933,  this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                             Title                Date


/s/  Joe Perraton                            Director          August 31, 2001
-------------------------------
Joe Perraton

/s/  Joe Nemeth                              Director          August 31, 2001
-------------------------------
Joe Nemeth

/s/  Sean Curran                             Director          August 31, 2001
-------------------------------
Sean Curran

Independent Auditors' Report
-------------------------------------------------------------------------------

To the Shareholders and Board of Directors of:
forestindustry.com, Inc.


We have audited the Consolidated Balance Sheets of forestindustry.com, Inc. and subsidiary as of May 31, 2001 and 2000 and the related Consolidated Statements of Operations and Comprehensive Loss, Stockholders' Equity (Deficit) and Cash Flows for the year ended May 31, 2001 and for the ten month period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of forestindustry.com, Inc. and subsidiary as of May 31, 2001 and 2000 and the results of their operations and their cash flows for the year ended May 31, 2001 and for the ten month period ended May 31, 2000, in conformity with United States generally accepted accounting principles.

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



Signed "Watson Dauphinee & Masuch"
Chartered Accountants


Vancouver,  B.C., Canada
July 27, 2001

                            FORESTINDUSTRY.COM, INC.

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------


                                                                 May 31, 2001     May 31, 2000
                                                                            $                $

ASSETS

CURRENT

Cash and Equivalents                                                   27,551          196,963
Accounts Receivable (Net of Allowance for
Doubtful Accounts - 2001 - $16,250; 2000 -                             52,926           84,151
$20,697)
Work in Process                                                         8,537            9,137
Prepaid Expenses                                                          141            1,548
                                                                 ------------      -----------
                                                                       89,155          291,799

Property and Equipment (Note 4)                                       109,821          123,792
                                                                 ------------      -----------
                                                                      198,976          415,591
                                                                 ============      ===========
LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities                              280,519          129,513
Unearned Revenues                                                      53,424           43,877
                                                                 ------------      -----------
                                                                      333,943          173,390
                                                                 ------------      -----------
Commitments (Note 7)
Subsequent Event (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

Share Capital (Note 5)
Common Stock, $0.0001 par value, Voting
    30,000,000 Authorized; Issued and
Outstanding:                                                              152              130
       2001 - 1,521,058; 2000 - 1,296,646
Preferred Stock, $0.0001 par value, Non Voting
    5,000,000 Authorized; Issued and
    Outstanding:
      2001 - Nil; 2000 - 375                                                -                1
Additional Paid in Capital                                          1,183,434          835,955
Deferred Stock Compensation                                                 -          (17,253)
Cumulative Translation Adjustment                                      10,014           10,014
Deficit                                                            (1,328,567)        (586,646)
                                                                 ------------      -----------
                                                                     (134,967)         242,201
                                                                 ------------      -----------
                                                                      198,976          415,591
                                                                 ============      ===========


See notes to consolidated financial statements

                            FORESTINDUSTRY.COM, INC.

Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


                                                                          Year     Ten Months'
                                                                         Ended           Ended
                                                                   May 31,2001    May 31, 2000
                                                                            $                $

REVENUES                                                               466,326         335,287
                                                                  ------------     -----------
EXPENSES

Consulting Fees                                                        156,315         125,099
Depreciation                                                            45,236          27,826
General and Administrative                                             886,876         534,976
Professional Fees                                                      119,820         105,967
                                                                  ------------     -----------
                                                                     1,208,247         793,868
                                                                  ------------     -----------
NET (LOSS) FOR THE PERIOD                                             (741,921)       (458,581)

Foreign Currency Translation Adjustment                                      -           8,564
                                                                  ------------     -----------
COMPREHENSIVE (LOSS) FOR THE PERIOD                                   (741,921)       (450,017)
                                                                  ============     ===========

Weighted Average Number of Shares Outstanding,
Basic and Diluted                                                    1,385,923       1,052,180
                                                                  ============     ===========
(Loss) per Common Share,
Basic and Diluted                                                        (0.54)          (0.43)
                                                                  ============     ===========

See notes to consolidated financial statements

                            FORESTINDUSTRY.COM, INC.

Consolidated Statements of Stockholders' Equity (Deficit)
For the Periods from July 31, 1998 to May 31, 2001
(Expressed in U.S. Dollars)


                                       Common Stock     Preferred Stock
                                   --------------------------------------
                                                                           Additional      Deferred  Cumulative
                                                                              Paid-in         Stock Translation
                                      Number   Amount     Number   Amount     Capital  Compensation  Adjustment   Deficit     Total
                                   of Shares        $  of Shares        $           $             $           $         $         $
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 1998             1,000,000      100          -        -         (99)            -         991  (127,524) (126,532)

Translation adjustment
for the year ended
July 31, 1999                              -        -          -        -           -             -         459        -        459

Net loss for the year
ended July 31, 1999                        -        -          -        -           -             -           -     (541)      (541)

Common stock issued to
purchase all issued
and outstanding shares of
The Forest Industry
Online Inc.,
January 31, 2000 (note 3)            492,698       49          -        -         (49)            -           -        -          -

Adjustment to comply with
recapitalization
accounting (note 3)                        -        -          -        -     (28,042)            -           -        -    (28,042)

750 Series `A' convertible
preferred stocks issued for
cash, January 31, 2000 at
$1,000 per share (note 3)                  -        -        750        1     749,999             -           -        -    750,000

Common stock issued for
services, January 31,
2000, valued at $2.50 per
share (note 3)                         3,750        1          -        -       9,374             -           -        -      9,375

Common stock issued for services
in February 2000, valued at $2.50
per share (note 5(c))                 35,000        4          -        -      87,496             -           -        -     87,500

Common stock issued on conversion
of 375 Series `A' convertible
preferred stock (note 5 (a))          24,922        2       (375)       -          (3)            -           -        -         (1)

Retirement of common stock
returned to the Company at
no cost by a founding
shareholder (note 5 (d))            (259,724)     (26)         -        -          26             -           -        -          -

Deferred compensation                      -        -          -        -      17,253       (17,253)          -        -          -

Translation adjustment for the
period ended May 31, 2000                  -        -          -        -           -             -       8,564        -      8,564

Net loss for the period
ended May 31, 2000                         -        -          -        -           -             -           - (458,581)  (458,581)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000              1,296,646      130        375        1     835,955       (17,253)     10,014 (586,646)   242,201
-----------------------------------------------------------------------------------------------------------------------------------

                            forestindustry.com, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)
For the Periods from July 31, 1998 to May 31, 2001
(Expressed in U.S. Dollars)


                                    Common Stock     Preferred Stock
                                --------------------------------------
                                                                        Additional      Deferred  Cumulative
                                                                           Paid-in         Stock Translation
                                   Number   Amount     Number   Amount     Capital  Compensation  Adjustment     Deficit      Total
                                of Shares        $  of Shares        $           $             $           $           $          $
-----------------------------------------------------------------------------------------------------------------------------------


Balance, May 31, 2000
(Continued)                     1,296,646      130        375        1     835,955       (17,253)     10,014    (586,646)   242,201

Common stock issued for
services in June
2000, valued at $8.00
per share (note 5(c))              20,000        2          -        -     159,998             -           -           -    160,000

Common stock issued on
conversion of 375
Series `A' convertible
preferred stock (note 5(a))       109,412       10       (375)      (1)         (9)            -           -           -          -

Retirement of common stock
returned to the Company at
no cost by a consultant for
services (note 5 (d))              (5,000)       -          -        -     (12,500)            -           -           -    (12,500)

Common stock issued on
conversion of 200 Series
`B' convertible preferred
stocks issued for cash,
August 1, 2000 at $1,000
per share (note 5 (a))            100,000       10          -        -     199,990             -           -           -    200,000

Amortization of deferred
compensation                            -        -          -        -           -        17,253           -           -     17,253

Net loss for the period
ended May 31, 2001                      -        -          -        -           -             -           -    (741,921)  (741,921)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2001           1,521,058      152          -        -   1,183,434             -     (10,014) (1,328,567)  (134,967)
===================================================================================================================================


See notes to consolidated financial statements

                            FORESTINDUSTRY.COM, INC.

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

                                                                        Year Ended     Ten Months' Ended
                                                                      May 31, 2001          May 31, 2000
                                                                                 $                     $

CASH WAS PROVIDED FROM, UTILIZED (FOR):
OPERATING ACTIVITIES

Net (Loss) for the Period                                                  (741,921)            (458,581)
Non-Cash Items:
Depreciation                                                                 45,236               27,826
Common Stocks Issued in Exchange for Services                               160,000               87,500
Amortization Deferred Compensation                                           17,253                    -
Retirement of Common Stocks Issued for Services                             (12,500)                   -
Change in Non-Cash Working Capital Accounts:
   Accounts Receivable                                                       31,225              (19,494)
   Work in Process                                                              600               (9,137)
   Prepaid Expenses                                                           1,407                  247
   Accounts Payable and Accrued Liabilities                                 151,006               80,384
   Unearned Revenues                                                          9,547               (8,404)
                                                                        --------------------------------
Net Cash (Used in) Operating Activities                                    (338,147)            (299,659)
                                                                        --------------------------------
FINANCING ACTIVITIES

Operating Line of Credit (Repayments)                                             -              (68,973)
Advances from Affiliated Company                                                  -                  166
Repayments (to) Shareholders                                                      -              (68,013)
Net Proceeds from Issuance of Preferred Stocks                              200,000              750,000
                                                                        --------------------------------
Net Cash Provided by Financing Activities                                   200,000              613,180
                                                                        --------------------------------
INVESTING ACTIVITY

Acquisition of Property and Equipment (Net)                                 (31,265)            (119,377)
                                                                        --------------------------------
NET INCREASE (DECREASE)
IN CASH AND EQUIVALENTS                                                    (169,412)             194,144

Cash and Equivalents, Beginning of the Period                               196,963                2,819
                                                                        --------------------------------
CASH AND EQUIVALENTS, END OF THE PERIOD                                      27,551              196,963
                                                                        ================================
Supplemental Disclosure
Interest Paid                                                                 7,676               10,035
                                                                        ================================


See notes to consolidated financial statements

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
 (Expressed in U.S. Dollars)


NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

forestindustry.com, Inc. (the "Company") was incorporated in Delaware, U.S.A., on December 18, 1997, under the name of Autoeye Inc. On February 25, 2000, the Company changed its name to forestindustry.com, Inc. Prior to its acquisition of The Forest Industry Online Inc. ("Forest") (note 2(a)), the Company was inactive.

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

To May 31, 2001, the Company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of stocks and other external financing. The Company's future operations are dependent upon continued external funding, its ability to increase revenues and reduce expenses, and the success of its proposed development of an online business exchange auction website for the forest and wood industries. There are no assurances that the above conditions will occur.

Subsequent to May 31, 2001, the company obtained a short term loan in the amount of $41,000 for working capital purposes (note 8).


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a)   Reverse Takeover and Basis of Presentation

On January 31, 2000, the Company acquired all of the issued and outstanding shares of Forest by issuing to Forest's stockholders 1,000,000 shares of common stock and control of the Company. The acquisition was a reverse takeover with Forest being the deemed accounting acquiror for financial statement purposes. The acquisition has been accounted for as a capital transaction effectively representing an issue of stocks by Forest for the net assets of forestindustry.com, Inc.

The Company's historical financial statements reflect the financial position, results of operations and cash flows of Forest from the date of its incorporation on January 9, 1997, under the laws of the Province of British Columbia, Canada. The historical stockholders' equity gives effect to the shares issued to the stockholders of Forest. The results of operations of forestindustry.com, Inc. are included only from the date of acquisition, January 31, 2000.

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
(Expressed in U.S. Dollars)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

b)   Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Forest Industry Online Inc. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

c)   Work in Process

Work in process is recorded at the lower of cost, determined using a percentage-of-completion method based on the contract price, and net realizable value.

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

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
(Expressed in U.S. Dollars)


Note 2 - Significant Accounting Policies (continued)

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

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", requires entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

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

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
(Expressed in U.S. Dollars)

Note 2 - Significant Accounting Policies (continued)

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

Under the terms of the agreement, the Company issued 1,000,000 common shares for all of the 100 common issued and outstanding shares of Forest. As at January 31, 2000, there were 492,698 common shares of the Company (after reflecting a 21:1 stock consolidation which occurred on August 20, 1999 and a subsequent stock split of 1:40 which occurred on August 21, 1999. These stock adjustments have been retroactively adjusted and presented as of May 31, 2000, in the Consolidated Statements of Stockholders' Equity). The acquisition was accounted for as a recapitalization of Forest. The transaction was accounted for as a capital transaction effectively representing an issue of shares by Forest for the net assets of the Company. On January 31, 2000, the net assets of the Company consisted of:

        Cash and Equivalents                                $ 750,000
        Accounts Payable                                      (19,530)
                                                            ---------
                                                            $ 730,470
                                                            =========

Total costs related to this recapitalization transaction were $24,375. They included cash expense in the estimated amount of $15,000 and non-cash expense in the amount of $9,375. The non-cash expense related to the issuance of 3,750 shares of common stock of the Company. The fair value of these services was based upon the estimated fair value of the shares at $2.50 per share. Total transaction costs were recorded as a charge to the stockholders' equity of the Company.

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
(Expressed in U.S. Dollars)


Note 3 - Acquisition (continued)


Cash and equivalents held by the Company in the amount of $750,000 were obtained through subscriptions for a private placement of 750 shares of Series "A" convertible preferred stock at a price of $1,000 per share. The closing of this private placement and the release of funds held in escrow were contingent on this acquisition being completed. The shares of Series "A" preferred stock were convertible, at the option of the holder, and at any time after March 16, 2000, into common stock at 75% of the last ten day average closing bid price of the Company subject to a maximum conversion rate of 500 shares of common stock for one share of preferred stock and a minimum conversion rate of 25 shares of common stock for one share of preferred stock. 24,922 and 109,412 shares of the Company's common stock were issued in, respectively, 2000 and 2001, on the conversion in each year of 375 shares of Series "A" convertible preferred stock.

The following table reflects pro forma information which combines the operations of forestindustry.com, Inc. for the ten months ended May 31, 2000, and year ended July 31, 1999, as if the acquisition of forestindustry.com, Inc. had taken place at the beginning of fiscal year 2000. There were no pro forma adjustments required in combining this information of these two entities. This pro forma information does not reflect any non-recurring charges or credits directly attributable to the transaction. This pro forma information does not purport to be indicative of the revenues and net loss that could have resulted had the acquisition been in effect for the period presented and is not intended to be a projection of future results or trends.

                                             Ten Months               Year
                                                  Ended              Ended
                                           May 31, 2000      July 31, 1999
                                                      $                  $

Revenues                                        335,287            300,362

Expenses

   Consulting Fees                              125,099                487
   Depreciation                                  27,826              7,763
   General and Administrative                   539,008            275,061
   Professional Fees                            109,822             27,344
                                             ----------       ------------
Net (Loss) for the Period                      (466,468)           (10,293)
                                             ==========        ===========
Net (Loss) Per Share                             (0.44)              (0.01)
                                             =========         ===========

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
 (Expressed in U.S. Dollars)


NOTE 4 - PROPERTY AND EQUIPMENT



                                                 Accumulated              Net Book Value
                                        Cost    Depreciation     May 31, 2001      May 31, 2000
                                           $               $                $                 $
                                  -------------------------------------------------------------
Computer Equipment                   132,083          49,036           83,047            84,900
Furniture and Fixtures                34,847          16,439           18,408            30,043
Software                              20,242          17,889            2,353             5,104
Leasehold Improvements                 7,516           1,503            6,013             3,745
                                  -------------------------------------------------------------
                                     194,688          84,867          109,821           123,792
                                  =============================================================


Note 5 - Stockholders' Equity

a)   Preferred Stock

On January 31, 2000, the Company issued through a private placement 750 shares of Series "A" convertible preferred stock at a price of $1,000 per share. Holders of Series "A" preferred stocks were entitled to a distribution of $1,000 per share prior to any distribution to the holders of the Company's common stocks in the event of any liquidation or dissolution of the Company.

The Series "A" preferred stock was convertible, at the option of the holder, into common stock at 75% of the last ten day average closing bid price of the Company subject to a maximum conversion rate of 500 shares of common stock for one share of preferred stock and a minimum conversion rate of 25 shares of common stock for one share of preferred stock. In addition, all series "A" preferred stock was deemed to convert into common stock on or before January 31, 2001, the first anniversary date.

On May 10, 2000, the Company issued 24,922 shares of its common stock on the conversion of 375 shares of Series "A" convertible preferred stock.

On June 12, 2000, and January 31, 2001, the Company issued, respectively, 21,714 and 87,698 shares of its common stock on the conversion of 175 and 200 shares of Series "A" convertible preferred stock.

On August 1, 2000, the Company issued through a private placement 200 shares of Series "B" convertible preferred stock at a price of $1,000 per share. Holders of Series "B" preferred stocks were entitled to a distribution of $1,000 per share prior to any distribution to the holders of the Company's common stocks in the event of any liquidation or dissolution of the Company.

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
(Expressed in U.S. Dollars)


Note 5 - Stockholders' Equity (continued)

The Series "B" preferred stock was convertible, at the option of the holder, into common stock at 70% of the last five day average closing bid price of the Company subject to a maximum conversion rate of 500 shares of common stock for one share of preferred stock and a minimum conversion rate of 25 shares of common stock for one share of preferred stock.

On March 13, 2001, the Company issued 100,000 shares of its common stock on the conversion of the 200 shares of Series "B" convertible preferred stock.

b)   Stock Options

In February 2000, the Company adopted a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and non-employees to acquire up to 25,000 shares of the Company's common stock. The plan was amended in June 2000 to increase the allowable number of stock options to be issued under this plan to 50,000 shares. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for qualified incentive stock options is not to be less than the fair market value of the underlying stock at the date of grant, and to have terms no longer than ten years from the date of grant. There was no stock option plan prior to February 2000.

Issued to Employees

On February 29, 2000, the Company granted options to purchase a total of 2,900 shares of the Company's common stock at a price of $4.00 per share to employees of the Company. The options vest on or after February 29, 2001 and expire between February and April 2005. During year 2001, 1,200 stock options were forfeited as employees left the Company.

On June 11, 2000, the Company granted options to purchase a total of 5,400 shares of the Company's common stock at a price of $2.00 per share to employees of the Company. The options vest on or after June 11, 2001 and expire on June 11, 2005. During year 2001, 4,200 stock options were forfeited as employees left the Company.

On December 18, 2000, the Company granted options to purchase a total of 4,500 shares of the Company's common stock at a price of $0.60 per share to employees of the Company. The options vest on or after January 31, 2001 and expire on December 15, 2005. During year 2001, 500 stock options were forfeited as employees left the Company.

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

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
(Expressed in U.S. Dollars)


Note 5 - Stockholders' Equity (continued)

b)  Stock Options (continued)

Issued to Employees (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 600%; and an expected life of the options of 2.5 years. Accordingly, compensation expense using the fair value method would have been $2,070, amortized over their respective vesting period.

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

The Statement's pro forma information from the options is as follows:


                                                                          Year        Ten Months
                                                                         Ended             Ended
                                                                  May 31, 2001      May 31, 2000
                                                                             $                 $

Net (loss) as reported                                               (741,921)         (458,581)
Compensation  expense from stock  options under SFAS                     (915)           (1,217)
No. 123
                                                                   ----------------------------
Pro forma net (loss)                                                 (742,836)         (459,798)
                                                                   ============================
Pro forma (loss) per common share,
     Basic and Diluted                                                  (0.54)            (0.43)
                                                                   ============================


                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
 (Expressed in U.S. Dollars)


Note 5 - Stockholders' Equity (continued)

b)   Stock Options (continued)

Issued to Non-Employees

On May 26, 2000, the Company granted options to purchase a total of 4,000 shares of the Company's common stock at a price of $2.00 per share to non-employees of the Company. The options vest on May 1, 2001 and expire on May 1, 2005. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", using the fair value method. Accordingly, compensation expense relating to these stock options in the amount of $17,253 was recorded in year 2000 as deferred stock compensation to be amortized over their respective vesting period.

During year 2001, $17,253 was charged as compensation expense in the statement of operations.

Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the period ended May 31, 2001 are as follows:

                                                Number of           Weighted
                                                   Shares            Average
                                                              Exercise Price
                                                                           $
Outstanding, August 1, 1999                             -                  -
     Granted                                        7,300               2.90
     Forfeited                                      (400)               4.00
                                                ----------------------------
Outstanding, May 31, 2000                           6,900               2.84

 Granted                                            9,900               1.36
 Forfeited                                        (5,900)               2.29
                                                ----------------------------
Outstanding, May 31, 2001                          10,900               1.80
                                                ============================
Options exercisable at end of May 31, 2001          9,700               1.77
                                                ============================

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
(Expressed in U.S. Dollars)


Note 5 - Stockholders' Equity (continued)

The following table summarizes information about the Company's fixed stock options outstanding at May 31, 2001:


                                                       Options Outstanding
                                                       -------------------
                                Number           Weighted           Weighted
Range of                   Outstanding            Average            Average
Exercise Prices                     at          Remaining           Exercise
$                         May 31, 2001        Contractual              Price
                                                     Life                  $
                                               (in years)

4.00 - 4.00                      1,700                  4               4.00
2.00 - 2.00                      5,200                  4               2.00
0.60 - 0.60                      4,000                  4               0.60
                        ---------------- ------------------ ----------------
                                10,900                  4               1.80
                        ================ ================== ================

The options outstanding at May 31, 2001, will expire between February and December 2005.

c)   Stock-Based Compensation

In January 2000, the Company issued 3,750 shares of common stock to a company controlled by the Company's former president in exchange for services relating to the acquisition of Forest. The fair value of these services was estimated based upon the estimated fair value of the shares at $2.50 per share or $9,375. The costs were deducted from the additional paid-in capital from the said acquisition.

In February 2000, the Company recorded non-cash compensation expense of $87,500 relating to the issuance of 35,000 shares of common stock to certain consultants to the Company. The fair value of the shares was estimated at $2.50 per share at the time of the transaction.

In June 2000, the Company recorded non - cash compensation expense of $160,000 relating to the issuance of 20,000 shares of common stock for advertising and marketing services. The fair value of the shares was estimated at $8.00 per share at the time of the transaction.

As discussed in Note 2(i), the Company recognizes compensation expense for equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
(Expressed in U.S. Dollars)

Note 5 - Stockholders' Equity (continued)

d)   Retirement of Common Stocks

By way of a stock retirement agreement dated May 11, 2000, and for a nominal amount of $1.00, a former principal shareholder of the Company returned 259,724 shares of common stock to the Company for cancellation. The shareholder agreed that in order for the Company to attract future financing, the Company should reduce its issued and outstanding share capital of its common stock through the surrender and retirement of these shares.

In January 2001, a consultant returned 5,000 shares of common stock upon his resignation from the Company. The Company recorded a non - cash compensation recovery of $12,500 being the value of the shares at the time they were issued.

e)   Stock Split

The Company consolidated its share capital on June 1, 2001 by way of a reverse stock split on the basis of one new common stock for each ten old common stocks. All share and per share information have been adjusted for all periods presented to reflect the reverse stock split.

f)   Stock Option Split

The Company consolidated its existing stock option plan on June 1, 2001, by way of a reverse stock option split on the basis of one new stock option for each ten old stock options. All stock option information have been adjusted for all periods presented to reflect the reverse stock option split. The exercise price was not changed with the stock option consolidation.

Note 6 - INCOME TAXES

Deferred tax assets and liabilities


                                                             May 31, 2001   May 31, 2000
                                                                        $              $

Deferred tax assets:
     Operating loss carryforward                                  475,000        210,000
 Book depreciation in excess of tax depreciation                   19,000              -
                                                              --------------------------
Total deferred tax assets before valuation allowance              494,000        210,000
Valuation allowance                                              (494,000)      (210,000)
                                                              --------------------------
Net deferred tax assets                                                 -              -
                                                              ==========================


                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
(Expressed in U.S. Dollars)


Note 6 - INCOME TAXES (continued)

Deferred tax assets and liabilities (continued)

Management believes that it is more likely than not that it will not create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities.

The Company has no income tax expense due to its operating losses.

The Company has Canadian operating loss carryforwards for Canadian income tax purposes at May 31, 2001 of approximately $845,000 (CDN $1,300,000). These operating losses begin to expire in fiscal year 2004.

Note 7 - Commitments

a) The Company has entered into an employment contract with the President of the Company for management and administrative services for an annual salary of $45,000 (CDN $70,000). The employment contract term is to January 31, 2003. The Company may terminate the agreement on ninety days written notice.

b)   The  Company  has  entered   into  an   agreement   to  lease  an  internet
     telecommunication line to December 31, 2002. The monthly lease payment is $959.

c) The Company has entered into three consulting agreements with three consultants to provide management, administration, sales and production services for total monthly fees of $7,368. The contract terms are to February 1, 2003. The Company may terminate each agreement on thirty days written notice.

NOTE 8 - SUBSEQUENT EVENT

a) On July 13, 2001, the Company entered into a loan agreement with two individuals (the "lenders"), who were thereafter appointed directors of the Company. Pursuant to the terms of the loan agreement, the lenders have agreed to lend to the Company an amount up to a maximum of $65,000. The loan, secured by a general security agreement over the assets of the Company, bears interest rate at 10% per annum and is repayable in full by December 31, 2001.

     The Company received  amounts  totalling  $41,000  (CDN$63,000) to July 27,
2001.

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
Year Ended May 31, 2001 and Ten Months Ended May 31, 2000
(Expressed in U.S. Dollars)


Note 9 - RELATED PARTY TRANSACTIONS


                                                                         Year       Ten Months
                                                                         Ended            Ended
                                                                  May 31, 2001     May 31, 2000
                                                                             $                $

Wages paid to the President of the Company for
management, administration and supervision services                     46,500           28,428

Interest paid to shareholders for funds loaned to the                        -            3,490
Company


Note 10 - Financial Instruments

Financial instruments include cash and equivalents, accounts receivable, and accounts payable and accrued liabilities. The estimated fair value of such financial instruments approximates their carrying value.