Form 10QSB
period 2001-08-31
FORESTINDUSTRY COM INC
filed 2001-10-12
CIK 1052671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED AUGUST 31, 2001

                         Commission File Number 0-26673

                            FORESTINDUSTRY.COM, INC.
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                     98-0207081
         --------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

         10-2480 KENWORTH ROAD                           V9T 3Y3
       NANAIMO, BRITISH COLUMBIA                        (Zip Code)
       -------------------------
(Address of Principal Executive Offices)


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

               YES    X             NO


Common stock, $.0001 par value, 1,621,058 issued and outstanding as of August 31, 2001.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited) ....................................3
ITEM 2.  Management's Discussion and Analysis ...............................13


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................15

ITEM 2.  Changes in Securities...............................................15

ITEM 3.  Defaults upon Senior Securities.....................................15

ITEM 4.  Submission of Matters to a Vote of Security Holders.................15

ITEM 5.  Other Information...................................................16

ITEM 6.  Exhibits and Reports on Form 8-K....................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            forestindustry.com, Inc.
                                 and Subsidiary

                      Condensed Consolidated Balance Sheet
                                   (unaudited)

                                                               (in U.S. Dollars)

                                                                 August 31, 2001
                                                                 ---------------
ASSETS

Current:
  Cash and cash equivalents                                         $    45,264
  Accounts receivable (Net allowance for doubtful
    accounts - $12,447)                                                  45,353
  Work in process                                                         7,317
  Prepaid expenses and deposits                                             300

Total current assets                                                     98,234
Property and equipment (Note 3)                                          85,027
                                                                    -----------
                                                                    $   183,261
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current:
  Accounts payable and accrued liabilities                          $   175,575
  Unearned revenues                                                      41,651
  Loans payable                                                          61,622
                                                                    -----------
Total current liabilities                                           $   278,848
                                                                    -----------

Stockholders' deficit:
  Share capital (Note 4)
  Common stock - $0.0001 par value
    30,000,000 authorized; issued and outstanding:
    1,621,058 (May 31, 2001 - 1,521,058)                                    162
  Preferred stock - $0.0001 par value
    5,000,000 authorized; issued and outstanding - Nil                        -
  Additional paid in capital                                          1,231,784
  Cumulative translation adjustment                                      32,565
  Deficit                                                            (1,360,098)
                                                                    -----------
Total stockholders' deficit                                             (95,587)
                                                                    -----------
                                                                    $   183,261
                                                                    ===========
Commitments (Note 6)
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statements of Operations
                                   (unaudited)
               For the Three Months Ended August 31, 2001 and 2000


                                                   (in U.S. Dollars)
                                                2001               2000
                                            -----------        -----------

REVENUE
   Sales                                    $    92,868        $   122,518
                                            -----------        -----------
EXPENSES
   Depreciation                                  20,274             11,828
   Consulting fees                               38,497             21,134
   General and administrative                    51,472            514,277
   Professional fees                             14,156             52,382
                                            -----------        -----------
                                                124,399            599,621
                                            -----------        -----------
NET LOSS FOR THE PERIOD                          31,531            477,103

Deficit, beginning of period                  1,328,567            586,646
                                            -----------        -----------
DEFICIT, END OF PERIOD                      $ 1,360,098        $ 1,063,749
                                            ===========        ===========
BASIC AND DILUTED LOSS PER SHARE                ($ 0.02)            ($0.35)
                                            -----------        -----------
WEIGHTED AVERAGE NUMBER OF SHARES             1,521,058          1,339,826
                                            ===========        ===========
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
               For the Three Months Ended August 31, 2001 and 2000


                                                           (in U.S. Dollars)

                                                        2001              2000
                                                     ---------         ---------
OPERATING ACTIVITIES:
  Net loss for the period                             (31,531)         (477,103)
  Adjustments to reconcile net loss to
   net cash used in operating activities -
     Depreciation                                      24,962            11,828
     Shares issued for service rendered                     -           212,500
  Changes in operating assets and liabilities -
     Accounts receivable                                7,573           (23,654)
     Work in Progress                                   1,220                 -
     Prepaid expenses and deposits                       (159)            2,002
     Due from related parties                               -              (201)
     Accounts payable and accrued liabilities         (38,721)           62,845
     Unearned revenues                                (11,773)           (3,904)
                                                      -------          --------
Cash flows (used in) operating activities             (48,429)         (215,687)
                                                      -------          --------
INVESTING ACTIVITY:
   Sale (Acquisition) of capital assets                 4,520           (16,095)
                                                      -------          --------
FINANCING ACTIVITIES:
   Promissory notes                                    61,622                 -
   Net proceeds from issuance of preferred stock            -           200,000
                                                      -------          --------
Cash flows provided by financing activities            61,622           200,000
                                                      -------          --------
Net decrease in cash and cash equivalents              17,713           (31,782)

Cash and cash equivalents, beginning of period         27,551           196,963
                                                      -------          --------
Cash and cash equivalents, end of period               45,264           165,181
                                                      =======          ========
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2001


NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

forestindustry.com, Inc. (the "Company") was incorporated in Delaware, U.S.A., on December 18, 1997 under the name of Autoeye Inc. On February 25, 2000, the Company changed its name to forestindustry.com, Inc. Prior to its acquisition of The Forest Industry Online Inc. ("Forest") (note 2(a)), the Company was inactive.

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

To August 31, 2001, the Company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of stocks and other external financing. The Company's future operations are dependent upon continued external funding, its ability to increase revenues and reduce expenses, and the success of its proposed development of an online business exchange auction website for the forest and wood industries. There are no assurances that the above conditions will occur.


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

The Company's historical financial statements reflect the financial position, results of operations and cash flows of Forest from the date of its incorporation on January 09, 1997, under the laws of the Province of British Columbia, Canada. The historical stockholders' equity gives effect to the shares issued to the stockholders of Forest. The results of operations of forestindustry.com, Inc. are included only from the date of acquisition, January 31, 2000.

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2001



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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2001


Note 2 - Significant Accounting Policies (continued)

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2001


Note 2 - Significant Accounting Policies (continued)

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

NOTE 3 - PROPERTY AND EQUIPMENT

                                                 Accumulated            Net Book Value
                                        Cost    Depreciation  August 31, 2001   August 31, 2000
                                           $               $                $                 $
                              -------------     ------------  ---------------   ---------------
Computer Equipment                  126,818          63,840           62,978             86,559
Furniture and Fixtures               33,362          16,787           16,575             29,573
Software                             19,464          17,740            1,724              3,692
Leasehold Improvements                6,432           2,683            3,750              6,140
                              -------------     -----------   --------------    ---------------
                                    186,077         101,049           85,027            125,613
                              =============     ===========   ==============    ===============


NOTE 4 - STOCKHOLDERS' EQUITY

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2001


Note 4 - Stockholders' Equity (continued)

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

Issued to Employees

On February 29, 2000, the Company granted options to purchase a total of 2,900 shares of the Company's common stock at a price of $4.00 per share to employees of the Company. The options vest on or after February 29, 2001, and expire between February and April 2005. During year 2001, 1,200 stock options were forfeited as employees left the Company.

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

As discussed in Note 2(i), the Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2001


Note 4 - Stockholders' Equity (continued)

b)  Stock Options (continued)

Issued to Employees (continued)

Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, because the fair value of common stock at the measurement date is not greater than the option exercise price.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 519%; and an expected life of the options of 2.5 years. Accordingly, compensation expense using the fair value method would have been $3,161, amortized over their respective vesting period.

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

The Statement's pro forma information from the options is as follows:


                                                              Three Months          Three Months
                                                                     Ended                 Ended
                                                           August 31, 2001       August 31, 2000
                                                                         $                     $
                                                           ---------------       ---------------
Net (loss) as reported                                             (31,531)             (477,103)
Compensation expense from stock options under
SFAS No. 123                                                        (3,161)              (32,578)
                                                           ---------------       ---------------
Pro forma net (loss)                                               (34,692)             (509,681)
                                                           ===============       ===============
Pro forma (loss) per common share,
  Basic and Diluted                                                  (0.02)                (0.38)
                                                           ===============       ===============

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2001



NOTE 4  - STOCKHOLDERS' EQUITY (CONTINUED)

b)  Stock Options (continued)

Issued to Non-Employees

On May 26, 2000, the Company granted options to purchase a total of 4,000 shares of the Company's common stock at a price of $2.00 per share to non-employees of the Company. The options vest on May 01, 2001 and expire on May 01, 2005. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", using the fair value method. Accordingly, compensation expense relating to these stock options in the amount of $17,253 was recorded in year 2000 as deferred stock compensation to be amortized over their respective vesting period.

During year 2001, $17,253 was charged as compensation expense in the statement of operations.

Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the period ended August 31, 2001 are as follows:

                                                                       Weighted
                                                   Number of            Average
                                                      Shares     Exercise Price
                                                                              $
                                                   ---------     --------------
Outstanding, August 01, 1999                               -                  -
     Granted                                           7,300               2.90
     Forfeited                                          (400)              4.00
                                                   ---------     --------------
Outstanding, May 31, 2000                              6,900               2.84

 Granted                                               9,900               1.36
 Forfeited                                            (5,900)              2.29
                                                   ---------     --------------
Outstanding, August 31, 2001                          10,900               1.80
                                                   =========     ==============
Options exercisable at end of August 31, 2001         10,900               1.80
                                                   =========     ==============
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2001


Note 4 - Stockholders' Equity (continued)

b)  Stock Options (continued)

Additional Stock Option Plan Information (continued)

The following table summarizes information about the Company's fixed stock options outstanding at August 31, 2001:


                                         Options Outstanding
                                         -------------------
                            Number           Weighted           Weighted
Range of               Outstanding            Average            Average
Exercise Prices                 at          Remaining           Exercise
$                       August 31,        Contractual              Price
                              2001               Life                  $
                                           (in years)

4.00 - 4.00                  1,700                  4               4.00
2.00 - 2.00                  5,200                  4               2.00
0.60 - 0.60                  4,000                  4               0.60
                       -----------        -----------         ----------
                            10,900                  4               1.80
                       ===========        ===========         ==========

The options outstanding at August 31, 2001 will expire between February and December 2005.

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2001


Note 4 - Stockholders' Equity (continued)

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

e)   Stock Split

The Company consolidated its share capital on June 01, 2001, by way of a share consolidation on the basis of one new common stock for each ten old common stocks. All share and per share information have been adjusted for all periods presented to reflect the reverse stock split.

f)   Stock Option Split

The Company consolidated its existing stock option plan on June 01, 2001, by way of a reverse stock option split on the basis of one new stock option for each ten old stock options. All stock option information have been adjusted for all periods presented to reflect the reverse stock option split. The exercise price was not changed with the stock option consolidation.

Note 5 - INCOME TAXES

Deferred tax assets and liabilities

                                           August 31,
                                                 2001
                                                    $

Deferred tax assets:
  Operating loss carryforward                 490,000
Book depreciation in excess of tax
  depreciation                                 19,000
                                            ---------
Total deferred tax assets before
  valuation allowance                         509,000
Valuation allowance                          (509,000)
                                            ---------
Net deferred tax assets                             -
                                            =========
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2001



Note 5 - INCOME TAXES (continued)

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

The Company has Canadian operating loss carryforwards for Canadian income tax purposes at May 31, 2001, of approximately $845,000 (CDN $1,300,000). These operating losses begin to expire in fiscal year 2004.

Note 6 - Commitments

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

c) The Company has entered into three consulting agreements with three consultants to provide management, administration, sales and production services for total monthly fees of $7,368. The contract terms are to February 01, 2003. The Company may terminate each agreement on thirty days written notice.

d) In July 2001, the Company, Teaco Properties, the Company's largest shareholder, Sean Curran and Joe Nemeth entered into a stock purchase agreement. Under the terms of the stock purchase agreement, Teaco Properties sold 900,000 shares in the aggregate of the Company's common stock that it owned to each Messrs. Curran and Nemeth for the purchase price of $10. Marc White and Dave McNaught are the beneficial owners of Teaco Properties Ltd. Prior to the transaction, Teaco Properties owned 1,000,000 shares in the aggregate. As a result of this transaction Teaco Properties currently owns 100,000 (6%), Curran owns 600,000, and Nemeth owns 300,000, which represents approximately 38.4% and 19.2% of the outstanding shares. In connection with the stock purchase agreement, Messrs. Curran and Nemeth were appointed to the Company's Board of Directors.

     In addition, as an inducement to the sale, the Company granted each to Messrs. White and McNaught two year warrants to purchase 110,000 shares (220,000 shares in the aggregate) of common stock.

e) On July 13, 2001, the Company entered into a loan agreement with two individuals (the "lenders"), who were thereafter appointed directors of the Company. Pursuant to the terms of the loan agreement, the lenders have agreed to lend to the Company an amount up to a maximum of $65,000. The
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Three Months Ended August 31, 2001


Note 6 - Commitments (continued)

     loan, secured by a general security agreement over the assets of the Company, bears interest rate at 10% per annum and is repayable in full by December 31, 2001.

     The Company received  amounts  totalling  $41,000  (CDN$63,000) to July 27,
     2001.

f) In August 2001, the Company entered into a Debt Settlement Agreement with one of our Creditors. The agreement settles approximately $100,402 (CDN$155,710) in debt through the payment in cash of 48,360 (CDN$75,000) and the issuance of 100,000 shares of our common stock in full settlement of the debt.

Note 7 - RELATED PARTY TRANSACTION

                                                                  Three Months
                                                                         Ended
                                                               August 31, 2001
                                                                             $

Wages paid to the President of the Company for
management, administration and supervision services                     11,284

Note 8 - Financial Instruments

Financial instruments include cash and equivalents, accounts receivable, and accounts payable and accrued liabilities and loans payable. The estimated fair value of such financial instruments approximates their carrying value.

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

The Company was formed on December 18, 1997, under the name Autoeye, Inc. Autoeye Inc., was formed to acquire Autoeye Inc., an Alberta corporation, that developed and proposed to manufacture its existing design for a multi-vehicle surveillance system to monitor large vehicle lots such as car dealerships, fleets and storage lots. The proposed acquisition of Autoeye Inc., an Alberta corporation, was terminated in February 1998. Thereafter Autoeye's business was to evaluate businesses for possible acquisition. On January 31, 2000, we acquired 100% of The Forest Industry Online, Inc. Following the transaction, the shareholders of The Forest Industry Online, Inc. owned a majority of Autoeye's outstanding shares of common stock. Accordingly, for financial reporting purposes the transaction was accounted for as a reverse acquisition with The Forest Industry Online, Inc. considered the accounting acquirer. (See Notes 2(a) and 3 to the May 31, 2000, consolidated financial statements). As such, The Forest Industry Online, Inc.'s historical financial statements are now reported as the Company's financial statements. On February 25, 2000, the Company changed its name from Autoeye, Inc. to forestindustry.com, Inc. Prior to the acquisition of The Forest Industry Online, Inc., the Company had not generated any revenue and had not commenced any operations other than initial corporate formation and capitalization.

Overview

The Company is an internet service provider to the forest and wood products industry. The Company's website includes information and advertising relating to forest and logging; wood processing and logs; and lumber and wood products. The Company is expanding its sales and marketing efforts through the establishment of an agency program and call center. The Company intends to establish a business-to-business exchange to support the purchase and sale of wood, wood products and wood related services. The Company also plans on designing web-based training and compliance programs and establishing a market information service. The Company's strategy is to become an internet leader in supporting an e-focused marketplace for the highly fragmented global forest industry.

For the Three Months ended August 31, 2001 and August 31, 2000

Revenues. Revenues decreased by 24% to $92,868 for the three months ended August 31, 2001 as compared to sales of $122,518 for the three months ended August 31, 2000. Sales decreased due to higher drop offs to our subscription based web services and fewer new customers for our web design services. In addition, our sales staff decreased substantially during 2001 due to layoffs. The customer base decreased to approximately 433 customers and 431 associate members (non-paying) by August 31, 2001 as compared to approximately 1,100 at August 31, 2000. $76,197 or 82% of revenues were derived from website advertising while the remaining $17,213 or 18% of revenues were derived from web site design and custom applications. In contrast, 63% of revenues, or $76,704, in the three months ended August 31, 2000 were derived from website advertising and the balance, $45,814 or 37% were derived from web site design.

Expenses. Total expenses for the three months ended August 31, 2001 decreased to $124,399 as compared to $599,621 for the comparative period ended August 31, 2000. Selling, general and administrative expenses represented the largest portion of expenses in 2000 at $514,277, compared to $51,472 for the three months ended August 31, 2001. This decrease in general and administrative expenses reflects a decrease in employees, reduced office space and decrease in general operating costs in 2001. The Company also entered into a debt settlement agreement with one creditor for the settlement of $52,042 debt in exchange for shares in the capital stock of the company. Consulting fees were $38,497 for the period ended August 31, 2001 compared to $21,134 for the three months ended August 31, 2000. The Company's consulting fees increased due to the addition of three consultants in February 2001. Professional fees decreased from $52,382 for 2000 to $14,156 for the comparative period ending August 31, 2001. The decrease in professional fees is due to the decline in public reporting requirements during this period. Professional fees for the three months ending August 31, 2001 are primarily related to the preparation of audited financial statements for the year ending May 31, 2001 and general legal counsel.

Net and Comprehensive Loss. The Company recorded a net loss of $31,531 for the three months ended August 31, 2001 compared to a net loss of $599,621 for the three months ended August 31, 2000. The decrease in losses for the period ending August 31, 2001 is due to the significant reduction in operating, administrative and professional expenses during this period. The Company has reduced expenses to match monthly revenues, thereby reducing net losses.

Liquidity and Capital Resources

The Company is in a growth stage in which expenses are expected to increase as the Company implements its business plan. The Company has not been profitable and has experienced negative cash flows from operations. Due to the fact that the Company has not generated sufficient cash flow to fund all of its operating costs, the Company has relied heavily on outside sources of capital. During the year ended May 31, 2000, the Company raised $750,000 through the sale of its Series A Convertible Preferred Stock. During the year ending May 31, 2001, the Company raised $200,000 through the sale of its Series B Convertible Preferred Stock. During the three months ended August 31, 2001, the Company also raised $61,622 through loans payable in the form of promissory notes. The Company's future operations are dependent upon continued external funding from additional capital investments or borrowed funds. The Company's future success will also depend on its ability to increase revenues and to reduce expenses and establish its online business exchange auction website for the forest and wood industries. There can be no assurance that the Company will be able to raise capital from these outside sources in sufficient amounts to fund the Company's business operations or to successfully expand its online business. The failure to secure adequate outside funding or establish the forest and wood industry auction website would have an adverse affect on the Company's operating results.

The Company did not have any investment activity during the three months ended August 31, 2001, but disposed of property and equipment totalling $4,520. The Company expects capital expenditures will increase and expenditures will be necessary for the purchase of additional computer equipment.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects, that in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities until utilized in business operations.

As of August 31, 2001, the Company had negative working capital of approximately $180,614. The Company anticipates obtaining the additional capital which it will require through revenues from operations and through a combination of debt and equity financing. The Company will also consider joint ventures or strategic alliances to develop future programs. There is no assurance that the Company will be able to obtain capital it will need or that the estimates of its capital requirements will prove to be accurate.

During the three months ended August 31, 2001, we hired one additional employee and two new sales agents. We plan on building our operations and increasing revenues through the hiring of additional sales staff, customer service representatives and telephone sales people during the fourth quarter 2001.

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

The Company expects its expenses will increase during the remainder of the fiscal year as a result of increased marketing expenses and the expansion of its online services. The Company's ability to successfully operate and expand its website and market its services will depend on, among other things:

     o the continued improvement of its internet technology to support the forest and wood industry;
     o    the development and expansion of its internet services;
     o    the success of its new agency program and call center;
     o    the expansion of its subscriber base; and
     o the establishment of its website as an effective advertising and business medium for the forest and wood industry.

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

Until revenues are sufficient to support the Company's business, it will depend to a significant extent on outside capital to pay for the development of its internet based business. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available if necessary to the Company to meet these operational costs or, if the capital is available, it will be on terms acceptable to the Company. The issuance of additional equity securities by the Company would result in a further dilution in the equity interests of the current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. As of August 31, 2001, the Company did not have any commitments from any source to provide additional capital.

                                     PART II

                                Other Information

Items 1, 3 and 4

None.

Item 2.  Changes in Securities and Use of Proceeds

In August 2001, the Company entered into a Debt Settlement Agreement with one of our creditors. The agreement settles approximately $102,769 (Cdn$155,710) in debt through the payment in cash of $49,500 (Cdn$75,000) and the issuance of 100,000 shares of our common stock in full settlement of the debt. The Common Stock issued to the creditor was exempt from registration pursuant to Regulation
S. All shares of the common stock were acquired for investment purposes only and without a view to distribution. The creditor was fully informed and advised about matters concerning the Company, including its business, financial affairs and other matters. The certificate evidencing the common stock bears a legend stating that they may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration.

Item 5.    Other Information

On July 6, 2001, the Company, Teaco Properties, the Company's largest shareholder, Sean Curran and Joe Nemeth entered into a stock purchase agreement. Under the terms of the stock purchase agreement, Teaco Properties sold 900,000 shares in the aggregate of the Company's common stock that it owned to Messrs. Curran and Nemeth. Marc White and Dave McNaught are the beneficial owners of Teaco Properties Ltd. Prior to the transaction, Teaco Properties owned 1,000,000 shares in the aggregate. As a result of this transaction Teaco Properties currently owns 100,000, and Curran owns 600,000 and Nemeth owns 300,000, which represents approximately 38.4% and 19.2%, of the outstanding shares.

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

As an inducement to the sale, the Company granted warrants to purchase 220,000 shares of common stock to Teaco Properties. The warrants are exercisable for a period of 2 years beginning June 25, 2001. The exercise price will be calculated by obtaining the twenty (20) day average Market Price (hereinafter defined) of the shares of common stock preceding a date determined by the Board of Directors. In no event will the Market Price be below $0.20 per share. Market Price shall be the average closing price of the shares of common stock on such date, as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), or the average closing price in the over-the-counter market if other than NASDAQ. The Board of Directors will determine the date for which the exercise price will be determined within 90 days of the date of grant.

Finally, in connection with the stock purchase agreement, Messr Curran and Nemeth were appointed to the Company's Board of Directors. Mr. Perraton continues to serve as president and a director of the Company.

Item 6.    Reports on Form 8-K

Reports on Form 8-K for the three months ended August 31, 2001

1. On July 17, 2001, the Company filed a Form 8-K to report an Item 1 event relating to a change in control and included exhibits pursuant to Item 7.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    forestindustry.com, Inc.



Date:   October 12, 2001            /S/JOE PERRATON
                                    ----------------------------
                                    Joe Perraton, President
                                    (Principal Financial and Accounting Officer)