Form 10QSB
period 2001-11-30
FORESTINDUSTRY COM INC
filed 2002-01-16
CIK 1052671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
              1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2001


                         Commission File Number 0-26673


                            FORESTINDUSTRY.COM, INC.
             (Exact name of Registrant as specified in its charter)



          DELAWARE                                     98-0207081
(State of other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification Number)

       10-2480 Kenworth Road
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

         YES    X                 NO


Common stock, $.0001 par value, 1,621,058 issued and outstanding as of November 30, 2001.

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited).................................3

     ITEM 2.  Management's Discussion and Analysis............................13


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

                      Condensed Consolidated Balance Sheet
                                   (unaudited)

                                                          (in U.S. Dollars)

                                                          November 30, 2001
                                                          -----------------
ASSETS

Current:
  Cash and cash equivalents                                    $     10,564
  Accounts receivable (Net allowance for
    doubtful accounts - $3,815)                                      47,237
  Work in process                                                     3,179
  Prepaid expenses and deposits                                         135
                                                               ------------
Total current assets                                                 61,115

Property and equipment  (Note 3)                                     59,981
                                                               ------------
                                                               $    121,096
                                                               ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current:
  Accounts payable and accrued liabilities                     $    334,084
  Unearned revenues                                                  51,711
  Promissory notes payable                                           60,401
                                                               ------------
Total current liabilities                                      $    446,196
                                                               ------------
Stockholders' deficit:
  Share capital (Note 4)
  Common stock - $0.0001 par value
    30,000,000 authorized; issued and outstanding:
    1,621,058 (May 31, 2001- 1,521,058)                                 162
  Preferred stock -$0.0001 par value
    5,000,000 authorized; issued and outstanding - Nil                    -
  Additional paid in capital                                      1,231,784
  Cumulative translation adjustment                                  14,716
   Deficit                                                       (1,571,762)
                                                               ------------
Total stockholders' deficit                                        (325,100)
                                                               ------------
                                                               $    121,096
                                                               ============
Commitments (Note 6)
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statements of Operations
                                   (unaudited)
               For the Six Months Ended November 30, 2001 and 2000

                                                         (in U.S. Dollars)

                                                     2001             2000
                                                 -----------      -----------
REVENUE
   Sales                                         $   165,581      $   205,195
                                                 -----------      -----------
EXPENSES
   Depreciation                                       43,940           66,471
   Consulting fees                                   122,203           28,076
   General and administrative                        206,428          707,719
   Professional fees                                  36,205           65,683
                                                 -----------      -----------
                                                     408,776          867,949
                                                 -----------      -----------
NET LOSS FOR THE PERIOD                              243,195          662,754
Deficit, beginning of period                       1,328,567          586,646
                                                 -----------      -----------
DEFICIT, END OF PERIOD                           $ 1,571,762      $ 1,249,400
                                                 ===========      ===========
BASIC AND DILUTED LOSS PER SHARE                      $(0.15)          $(0.49)
                                                 -----------      -----------
WEIGHTED AVERAGE NUMBER OF SHARES                  1,571,058      $ 1,355,638
                                                 ===========      ===========
                     forestindustry.com, Inc. and Subsidiary

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
               For the Six Months Ended November 30, 2001 and 2000


                                                           (in U.S. Dollars)

                                                          2001         2000
                                                      ----------    ----------
OPERATING ACTIVITIES:
  Net loss for the period                             $ (243,195)   $ (662,754)
  Adjustments to reconcile net loss to net cash
    used in operating activities -
      Depreciation                                        43,940        66,471
      Shares issued for service rendered                       -       212,500
  Changes in operating assets and liabilities -
      Accounts receivable                                  5,689        28,543
      Work in Process                                      5,358         4,660
      Prepaid expenses and deposits                            6        (1,334)
      Accounts payable and accrued liabilities           112,827        33,762
      Unearned revenues                                   (2,013)       (8,339)
                                                      ----------    ----------
Cash flows (used in) operating activities                (77,388)     (326,491)
                                                      ----------    ----------
INVESTING ACTIVITY:
  Sale (Acquisition) of capital assets                         -       (47,407)
                                                      ----------    ----------
FINANCING ACTIVITIES:
  Promissory notes payable                                60,401             -
  Net proceeds from issuance of preferred stock                -       200,000
                                                      ----------    ----------
Cash flows provided by financing activities               60,401       200,000
                                                      ----------    ----------

Net decrease in cash and cash equivalents                (16,987)     (173,898)

Cash and cash equivalents, beginning of period            27,551       196,963
                                                      ----------    ----------
Cash and cash equivalents, end of period              $   10,564    $   23,065
                                                      ==========    ==========
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001


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

Through November 30, 2001, the Company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of stocks and other external financing. The Company's future operations are dependent upon continued external funding, its ability to increase revenues and reduce expenses, and the success of its proposed development of an online business exchange auction website for the forest and wood industries. There are no assurances that the above conditions will occur.

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001


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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001


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

i)   Stock-Based Compensation

The Company accounts for its stock-based compensation arrangement in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the fair value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. This information is presented in note 4(c).

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001

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

NOTE 3 - PROPERTY AND EQUIPMENT


                                                Accumulated              Net Book Value
                                       Cost    Depreciation     November 30,      November 30,
                                                                        2001              2000
                                          $               $                $                 $
                             --------------   -------------  ---------------   ---------------
 Computer Equipment                 126,818          83,087           43,731            73,192
 Furniture and Fixtures              33,362          20,800           12,562            30,018
 Software                            19,464          18,331            1,133               559
 Leasehold                            6,432           3,967            2,465               398
 Improvements
                             --------------   -------------  ---------------   ---------------
                                    186,077         126,186           59,891           104,167
                             ==============   =============  ===============   ===============

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001


Note 4 - Stockholders' Equity (continued)


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

On November 1, 2000, the Company issued through a private placement 200 shares of Series "B" convertible preferred stock at a price of $1,000 per share. Holders of Series "B" preferred stocks were entitled to a distribution of $1,000 per share prior to any distribution to the holders of the Company's common stocks in the event of any liquidation or dissolution of the Company.

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001



Note 4 - Stockholders' Equity (continued)

Issued to Employees

On February 29, 2000, the Company granted options to purchase a total of 2,900 shares of the Company's common stock at a price of $4.00 per share to employees of the Company. The options vest on or after February 29, 2001, and expire between February and April 2005. During fiscal year 2001, 1,200 stock options were forfeited as employees left the Company. During fiscal year 2002, 700 stock options were forfeited as employees left the Company.

On June 11, 2000, the Company granted options to purchase a total of 5,400 shares of the Company's common stock at a price of $2.00 per share to employees of the Company. The options vest on or after June 11, 2001 and expire on June 11, 2005. During fiscal year 2001, 4,200 stock options were forfeited as employees left the Company. During fiscal year 2002, 650 stock options were forfeited as employees left the Company.

On December 18, 2000, the Company granted options to purchase a total of 4,500 shares of the Company's common stock at a price of $0.60 per share to employees of the Company. The options vest on or after January 31, 2001, and expire on December 15, 2005. During fiscal year 2001, 500 stock options were forfeited as employees left the Company. During fiscal year 2002, 2,500 stock options were forfeited as employees left the Company.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 529%; and an expected life of the options of 2.5 years. Accordingly, compensation expense using the fair value method would have been $457.50, amortized over their respective vesting period.

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001


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

The Statement's pro forma information from the options is as follows:

                                                  Six Months        Six Months
                                                       Ended             Ended
                                                November 30,      November 30,
                                                        2001              2000
                                                           $                 $

 Net (loss) as reported                             (243,195)         (662,754)
 Compensation expense from stock options
   under SFAS No. 123                                   (458)          (11,275)
                                               -------------    --------------
 Pro forma net (loss)                               (243,653)         (674,029)
                                               =============    ==============
 Pro forma (loss) per common share,
    Basic and Diluted                                 (0.15)            (0.50)
                                               =============    ==============

Issued to Non-Employees

On May 26, 2000, the Company granted options to purchase a total of 4,000 shares of the Company's common stock at a price of $2.00 per share to non-employees of the Company. The options vest on May 1, 2001, and expire on May 1, 2005. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", using the fair value method. Accordingly, compensation expense relating to these stock options in the amount of $17,253 was recorded in year 2000 as deferred stock compensation to be amortized over their respective vesting period.

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001



NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

b)       Stock Options (continued)

Issued to Non-Employees (continued)

During fiscal year 2001, $17,253 was charged as compensation expense in the statement of operations.

Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the period ended November 30, 2001, are as follows:

                                                   Number of           Weighted
                                                      Shares            Average
                                                                 Exercise Price
                                                                              $

  Outstanding, November 1, 1999                           -                   -
    Granted                                           7,300                2.90
    Forfeited                                          (400)               4.00
                                                  ---------         -----------
  Outstanding, May 31, 2000                           6,900                2.84

    Granted                                           9,900                1.36
    Forfeited                                        (5,900)               2.29
                                                  ---------         -----------
  Outstanding, May 31, 2001                           10,900               1.80

    Granted                                                -                  0
    Forfeited                                        (3,850)               1.45
                                                  ---------         -----------
  Outstanding, November 30, 2001                      7,050                1.99
                                                  =========         ===========
  Options exercisable at end of
     November30, 2001                                 7,050                1.99
                                                  =========         ===========
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001


Note 4 - Stockholders' Equity (continued)

b)   Stock Options (continued)

Additional Stock Option Plan Information (continued)

The following table summarizes information about the Company's fixed stock options outstanding at November 30, 2001:

                                                       Options Outstanding
                                                       -------------------
                                 Number           Weighted           Weighted
  Range of                  Outstanding            Average            Average
  Exercise Prices                    at          Remaining           Exercise
  $                        November 30,        Contractual              Price
                                   2001               Life                  $
                                                (in years)
                           ------------        -----------        -----------
  4.00 - 4.00                     1,000                  4               4.00
  2.00 - 2.00                     4,550                  4               2.00
  0.60 - 0.60                     1,500                  4               0.60
                           ------------        -----------        -----------
                                  7,050                  4               1.99
                           ============        ===========        ===========

The options outstanding at November 30, 2001, will expire between February and December 2005.

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

In August 2001, the Company issued 100,000 shares of common stock to a company in settlement of outstanding debt in the amount of $52,042 (CDN$75,000).

As discussed in Note 2(i), the Company recognizes compensation expense for equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001


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

e)   Stock Split

The Company consolidated its share capital on June 1, 2001, by way of a share consolidation on the basis of one new common stock for each ten old common stocks. All share and per share information have been adjusted for all periods presented to reflect the reverse stock split.

f)   Stock Option Split

The Company consolidated its existing stock option plan on June 1, 2001, by way of a reverse stock option split on the basis of one new stock option for each ten old stock options. All stock option information have been adjusted for all periods presented to reflect the reverse stock option split. The exercise price was not changed with the stock option consolidation.

Note 5 - INCOME TAXES

Deferred tax assets and liabilities

                                                          November 30,
                                                                  2001
                                                                     $
Deferred tax assets:
  Operating loss carryforward                                  572,000
Book depreciation in excess of tax depreciation                 19,000
                                                          ------------
Total deferred tax assets before valuation allowance           591,000
Valuation allowance                                           (591,000)
                                                          ------------
Net deferred tax assets                                              -
                                                          ============
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001



Note 5 - INCOME TAXES

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

c) The Company has entered into three consulting agreements with three consultants to provide management, administration, sales and production services for total monthly fees of $7,368. The contract terms are to February 1, 2003. The Company may terminate each agreement on thirty days written notice. As of November 30, 2001, the Company and two consultants mutually agreed to terminate their consulting agreements. The Company has one agreement in force for management and production services for a total monthly fee of $2,287.

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001


Note 6 - Commitments (continued)

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

     The Company received amounts totalling $41,000 (CDN$63,000) to November 30, 2001.

f) In August 2001, the Company entered into a Debt Settlement Agreement with a Creditor. The agreement settles approximately $100,402 (CDN$155,710) in debt through the payment in cash of $48,360 (CDN$75,000) and the issuance of 100,000 shares of our common stock in full settlement of the debt.

g) On September 27, 2001, the Company accepted two promissory notes from two individual lenders in the amounts of $3,179 and $9,537 (CDN$5,000 and $15,000). Both promissory notes are payable in full on or before December 31, 2001, and bear twenty percent interest per annum, compounded annually.

h) On October 4, 2001, the Company accepted a promissory note from one individual lender for the sum of $4,451 (CDN$7,000). The promissory note is payable on or before December 31, 2001, and bears a twenty percent interest rate per annum, compounded annually.

i) On October 9, 2001, the Company accepted a promissory note from one individual lender for the sum of $3,179 (CDN$5,000). The promissory note is payable on or before December 31, 2001, and bears twenty percent interest rate per annum, compounded annually.

Note 7 - RELATED PARTY TRANSACTION

                                                                  Six Months
                                                                       Ended
                                                                November 30,
                                                                        2001
                                                                           $

Wages paid to the President of the Company for  management,
administration and supervision services                               22,253
                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Six Months Ended November 30, 2001



Note 8 - Financial Instruments

Financial instruments include cash and equivalents, accounts receivable, and accounts payable and accrued liabilities and promissory notes payable. The estimated fair value of such financial instruments approximates their carrying value.

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

Overview

The Company is an internet service provider to the forest and wood products industry. The Company's website includes information and advertising relating to forest and logging; wood processing and logs; and lumber and wood products. During the six months ended November 30, 2001, the Company expanded its sales and marketing efforts through the establishment of an agency program and call center, however, it was forced to terminate the program due to financial constraints. The Company may re-establish the programs in the future. The Company intends to establish a business-to-business exchange to support the purchase and sale of wood, wood products and wood related services. The Company also plans on designing web-based training and compliance programs and establishing a market information service. The Company's strategy is to become an internet leader in supporting an e-focused marketplace for the highly fragmented global forest industry.

For the Six Months ended November 30, 2001 and November 30, 2000

Revenues. Revenues decreased by 20% to $165,581 for the six months ended November 30, 2001, as compared to sales of $205,195 for the six months ended November 30, 2000. Sales decreased due to higher drop offs to our subscription based web services and fewer new customers for our web design services. The customer base decreased to approximately 433 customers and 431 associate members (non-paying) by November 30, 2001, as compared to approximately 1200 at November 30, 2000. $106,188 or 64% of revenues were derived from website advertising while the remaining $59,393 or 36% of revenues were derived from web site design and custom applications. In contrast, 47% of revenues, or $97,180 in the six months ended November 30, 2000, were derived from website advertising and the balance, $108,015 or 53% were derived from web site design. The decline in revenues from web site design and contracting services is attributable to the reduction in sales staff by the company in the nine months preceding this period.

Expenses. Total expenses for the six months ended November 30, 2001, decreased to $408,776 as compared to $867,949 for the comparative period ended November 30, 2000. Expenses decreased due to the company's efforts over the previous nine months to decrease operating costs. Selling, general and administrative expenses represented the largest portion of expenses totaling $206,428 as compared to $707,719 for the comparable period in 2000. This decrease is due to the reduction in sales and administration staff and termination of office leases and other commitments. Consulting and professional fees were $122,203 for the period ended November 30, 2001, compared to $28,076 for the six months ended November 30, 2000. The Company's professional fees increased due compliance with public reporting requirements, costs associated with our annual meeting and the addition of five management contracts. Professional fees also included legal and accounting fees relating to the preparation of a registration statement, including amendments, and audited financial statements for the year ending May 31, 2001.

Net and Comprehensive Loss. The Company recorded a net loss of $243,195 for the six months ended November 30, 2001, compared to a net loss of $662,754 for the six months ended November 30, 2000. The decrease in losses for the period ended November 30, 2001, is due to the significant decrease in operating, administrative and professional expenses through out the nine months preceding this period.

Liquidity and Capital Resources

The Company is in a growth stage in which expenses are expected to increase as the Company implements its business plan. The Company has not been profitable and has experienced negative cash flows from operations. Due to the fact that the Company has not generated sufficient cash flow to fund all of its operating costs, the Company has relied heavily on outside sources of capital. During the year ended May 31, 2000, the Company raised $750,000 through the sale of its Series A Convertible Preferred Stock. During the year ended May 31, 2001, the Company also raised $200,000 through the sale of its Series B Convertible Preferred Stock. During the six months ended November 30, 2001, the Company raised a total of $60,401 through promissory notes from various individual lenders. The promissory notes are payable in full on or before December 31, 2001, and bear twenty per cent interest per annum. The Company's future operations are dependent upon continued external funding from additional capital investments or borrowed funds. The Company's future success will also depend on its ability to increase revenues and to reduce expenses and establish its online business exchange auction website for the forest and wood industries. There can be no assurance that the Company will be able to raise capital from these outside sources in sufficient amounts to fund the Company's business operations or to successfully expand its online business. The failure to secure adequate outside funding or establish the forest and wood industry auction website will have an adverse affect on the Company's operating results.

The Company did not invest in property or equipment during the six months ended November 30, 2001. The Company expects capital expenditures will be required in the future to upgrade and expand its technical infrastructure as its customer base increases.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

As of November 30, 2001, the Company had negative working capital of approximately $385,081. The Company anticipates obtaining the additional capital which it will require through revenues from operations and through a combination of debt and equity financing. The Company will also consider joint ventures or strategic alliances to develop future programs. There is no assurance that the Company will be able to obtain capital it will need or that the estimates of its capital requirements will prove to be accurate.

In order to reduce our expenses, we laid off nine of our employees in November 2001, and ended the engagement of 11 independent contractors. We plan on building our operations and re-hiring our employees once revenues exceed our operating costs.

                                     PART II

                                Other Information

Items 1, 3, 4 and 5

None.

Item 2. Changes in Securities and Use of Proceeds

     In August 2001, the Company settled approximately $100,402 in debt through the payment of cash of $48,360 and the issuance of 100,000 shares of common stock. The Company relied on Regulation S as an exemption from registration. No commission was paid in connection with the issuance.

Item 6. Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           forestindustry.com, Inc.



Date:   January 15, 2002                   /S/JOE PERRATON
                                           --------------------------------
                                           Joe Perraton, President
                                           (Principal Financial and Accounting
                                           Officer)