Form 10QSB
period 2002-02-28
FORESTINDUSTRY COM INC
filed 2002-04-22
CIK 1052671

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2002


                        Commission File Number    0-26673
                                                  -------

                               FORESTINDUSTRY.COM, INC.
               (Exact name of Registrant as specified in its charter)



              DELAWARE                           98-0207081
     --------------------------             ------------------------------
     (State of other jurisdiction of        (I.R.S. Employer Identification
                                        incorporation or organization Number)

         10-2480 Kenworth Road
       Nanaimo, British Columbia                  V9T 3Y3
---------------------------------       -------------------
(Address of Principal Executive Offices)       (Zip Code)


Registrant's telephone number including area code:  (250) 758-0665
                                                     --------------




     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                       YES    X                       NO
                            -----                         -----


     Common stock, $.0001 par value, 1,621,058 issued and outstanding as of February 28, 2002.

--------------------------------------------------------------------------------

                                  INDEX



                                                                          PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ............................3

     ITEM 2.  Management's Discussion and Analysis .......................18


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings...........................................21

     ITEM 2.  Changes in Securities.......................................21

     ITEM 3.  Defaults upon Senior Securities.............................21

     ITEM 4.  Submission of Matters to a Vote of Security Holders.........21

     ITEM 5.  Other Information...........................................21

     ITEM 6.  Exhibits and Reports on Form 8-K............................21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            forestindustry.com, Inc.
                                 and Subsidiary

                      Condensed Consolidated Balance Sheet
                                   (unaudited)

                                                               (in U.S. Dollars)
ASSETS
                                                               February 28, 2002
--------------------------------------------------------------------------------
Current:
    Cash and cash equivalents                                          $4,138
    Accounts receivable (Net allowance for doubtful
      accounts - $13,463)                                              42,789
    Work in process                                                     2,090
    Prepaid expenses and deposits                                         103
--------------------------------------------------------------------------------
Total current assets                                                   49,120
Property and equipment  (Note 3)                                       35,188

--------------------------------------------------------------------------------
                                                                      $84,308
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current:
    Accounts payable and accrued liabilities                         $363,486
    Unearned revenues                                                  28,122
    Promissory Notes payable                                           64,477
--------------------------------------------------------------------------------
Total current liabilities                                            $456,085
--------------------------------------------------------------------------------
Stockholders' deficit:
    Share capital (Note 4)
    Common stock - $0.0001 par value
        30,000,000 authorized; issued and outstanding: 1,621,058
        (May 31, 2001- 1,521,058)                                         162
Preferred stock -$0.0001 par value
          5,000,000 authorized; issued and outstanding - Nil              -
    Additional paid in capital                                      1,231,784
    Cumulative translation adjustment                                  57,066
    Deficit                                                        (1,660,789)
--------------------------------------------------------------------------------
Total stockholders' deficit                                          (371,777)
--------------------------------------------------------------------------------
                                                                      $84,308
--------------------------------------------------------------------------------
Commitments (Note 6)
                    forestindustry.com, Inc. and Subsidiary

                Condensed Consolidated Statements of Operations
                                   (unaudited)
             For the Nine Months Ended February 28, 2002 and 2001

                                                      (U.S. Dollars)

                                               2002                     2001
--------------------------------------------------------------------------------
REVENUE
    Sales                                  $263,735                 $338,419
--------------------------------------------------------------------------------
EXPENSES
    Depreciation                             65,392                   51,117
    Consulting fees                         187,758                  103,665
    General and administrative              289,082                  815,642
    Professional fees                        53,725                   89,991
--------------------------------------------------------------------------------
                                            595,957                1,060,415
--------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                     332,222                  721,996

Deficit, beginning of period              1,328,567                  586,646
--------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                   $1,660,789               $1,308,642
--------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER SHARE            ($ 0.21)                  ($0.53)
--------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES         1,598,347                1,372,999
--------------------------------------------------------------------------------
                   forestindustry.com, Inc. and Subsidiary

               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)
            For the Nine Months Ended February 28, 2002 and 2001

                                                               (in U.S. Dollars)

                                                                                        2002                       2001
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net loss for the period                                                         (332,222)                  (721,996)
    Adjustments to reconcile net loss to net cash used in operating activities -
         Depreciation                                                                 65,392                     51,117
         Shares issued for service rendered                                            -                        212,500
    Changes in operating assets and liabilities -
         Accounts receivable                                                          10,137                        702
         Work in Process                                                               6,447                      2,714
         Prepaid expenses and deposits                                                    38                     (3,728)
         Accounts payable and accrued liabilities                                    187,620                    135,755
         Unearned revenues                                                           (25,302)                   (14,282)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows (used in) operating activities                                            (87,890)                  (337,218)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITY:
    Sale (Acquisition) of capital assets                                               -                        (39,974)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Promissory notes payable                                                          64,477                       -
    Net proceeds from issuance of preferred stock                                      -                        200,000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by financing activities                                           64,477                    200,000
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                            (23,413)                  (177,192)

Cash and cash equivalents, beginning of period                                        27,551                    196,963
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               4,138                     19,771
------------------------------------------------------------------------------------------------------------------------------------

                forestindustry.com, Inc. and Subsidiary

           Notes to Condensed Consolidated Financial Statements
                                (unaudited)
                For the Nine Months Ended February 28, 2002

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

To February 28, 2002 the Company has not been profitable and has experienced negative cash flows from operations. Operations have been financed through the issuance of stocks and other external financing. The Company's future operations are dependent upon continued external funding, its ability to increase revenues and reduce expenses, and the success of its proposed development of an online business exchange auction website for the forest and wood industries. There are no assurances that the above conditions will occur.

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

                  forestindustry.com, Inc. and Subsidiary

           Notes to Condensed Consolidated Financial Statements
                               (unaudited)
               For the Nine Months Ended February 28, 2002


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

                   forestindustry.com, Inc. and Subsidiary

             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)
                  For the Nine Months Ended February 28, 2002

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

                   forestindustry.com, Inc. and Subsidiary

          Notes to Condensed Consolidated Financial Statements
                                (unaudited)
               For the Nine Months Ended February 28, 2002

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

NOTE 3 - PROPERTY AND EQUIPMENT

                                                         Accumulated            Net Book Value
                                    Cost                 Depreciation      February 28, 2002     February 28, 2001
                                    $                    $                 $                     $
                                    ------------------------------------------------------------------------------

Computer Equipment                  126,818              103,167           23,651                81,127
Furniture and Fixtures              33,362               23,591            9,771                 18,715
Software                            19,464               18,909            556                   4,581
Leasehold Improvements              6,432                5,222             1,210                 6,342
                                    ------------------------------------------------------------------------------

                                    186,077              150,889           35,188                110,765
                                    ------------------------------------------------------------------------------

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

                   forestindustry.com, Inc. and Subsidiary

             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)
                  For the Nine Months Ended February 28, 2002



Note 4 -STOCKHOLDERS' EQUITY (continued)

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

On November 01, 2000, the Company issued through a private placement 200 shares of Series "B" convertible preferred stock at a price of $1,000 per share. Holders of Series "B" preferred stocks were entitled to a distribution of $1,000 per share prior to any distribution to the holders of the Company's common stocks in the event of any liquidation or dissolution of the Company.

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

                  forestindustry.com, Inc. and Subsidiary

           Notes to Condensed Consolidated Financial Statements
                                (unaudited)
                For the Nine Months Ended February 28, 2002

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 532%; and an expected life of the options of 2.5 years. Accordingly, compensation expense using the fair value method would have been $1,058, amortized over their respective vesting period.

                    forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   For the Nine Months Ended February 28, 2002


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


The Statement's pro forma information from the options is as follows:


                                                                                    Nine Months           Nine Months
                                                                                          Ended                 Ended
                                                                              February 28, 2002     February 28, 2001

                                                                                              $                     $

Net (loss) as reported                                                                (332,222)             (721,996)
Compensation expense from stock options under SFAS No. 123                                  -                ( 5,920)
                                                                             -----------------------------------------

Pro forma net (loss)                                                                  (332,222)             (727,916)
                                                                             -----------------------------------------

Pro forma (loss) per common share,
     Basic and Diluted                                                                   (0.21)                (0.53)
                                                                             ------------------------------------------

Issued to Non-Employees

On May 26, 2000, the Company granted options to purchase a total of 4,000 shares of the Company's common stock at a price of $2.00 per share to non-employees of the Company. The options vest on May 01, 2001 and expire on May 01, 2005. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", using the fair value method. Accordingly, compensation expense relating to these stock options in the amount of $17,253 was recorded in fiscal year 2000 as deferred stock compensation to be amortized over their respective vesting period.

During fiscal year 2001, $17,253 was charged as compensation expense in the statement of operations.

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                 (unaudited)
                 For the Nine Months Ended February 28, 2002

NOTE 4  - STOCKHOLDERS' EQUITY (CONTINUED)

b)      Stock Options (continued)

Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the period ended February 28, 2002 are as follows:


                                                                          Number of              Weighted Average
                                                                          Shares                 Exercise Price
                                                                                                 $
Outstanding, November 01, 1999                                            -                      -
     Granted                                                              7,300                  2.90
     Forfeited                                                             (400)                 4.00
                                                                         -----------------------------------------

Outstanding, May 31, 2001                                                 6,900                  2.84

  Granted                                                                 9,900                  1.36
  Forfeited                                                              (5,900)                 2.29
                                                                         --------------------------------------------

Outstanding, May 31, 2001                                                10,900                 1.80

  Granted                                                                 -                        0
  Forfeited                                                              (3,850)                1.45
                                                                         --------------------------------------------

Outstanding, February 28, 2002                                            7,050                 1.80
                                                                         --------------------------------------------

Options exercisable at end of February 28, 2002                           7,050                 1.99
                                                                         --------------------------------------------

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
                   For the Nine Months Ended February 28, 2002

Note 4 - Stockholders' Equity (continued)

The following table summarizes information about the Company's fixed stock options outstanding at February 28, 2002:


                                                                                                  Options Outstanding
                                                                                                  -------------------
                                                     Number               Weighted Average       Weighted Average
Range of                                             Outstanding at       Remaining              Exercise
Exercise Prices                                      February 28, 2002    Contractual Life       Price
$                                                                         (in years)             $
                                                     ---------------------------------------------------------------
4.00 - 4.00                                          1,000                4                      4.00
2.00 - 2.00                                          4,550                4                      2.00
0.60 - 0.60                                          1,500                4                      0.60
                                                     ----------------------------------------------------------------

                                                     7,050                4                      1.80
                                                     ----------------------------------------------------------------

The options outstanding at February 28, 2002 will expire between February and December 2005.

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

                     forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                 (unaudited)
                 For the Nine Months Ended February 28, 2002


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

e)      Stock Split

The Company consolidated its share capital on June 01, 2001 by way of a share consolidation on the basis of one new common stock for each ten old common stocks. All share and per share information have been adjusted for all periods presented to reflect the reverse stock split.

f)      Stock Option Split

The Company consolidated its existing stock option plan on June 01, 2001 by way of a reverse stock option split on the basis of one new stock option for each ten old stock options. All stock option information has been adjusted for all periods presented to reflect the reverse stock option split. The exercise price was not changed with the stock option consolidation.

Note 5 - INCOME TAXES

Deferred tax assets and liabilities
                                                             February 28, 2002
                                                             $

Deferred tax assets:
  Operating loss carryforward                                572,000
Book depreciation in excess of tax depreciation               19,000
                                                             -------------------

Total deferred tax assets before valuation allowance         591,000
Valuation allowance                                         (591,000)
                                                             -------------------

Net deferred tax assets                                      -
                                                             -------------------
                   forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                 (unaudited)
                   For the Nine Months Ended February 28, 2002


Note 5 - INCOME TAXES (continued)

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

c) The Company has entered into three consulting agreements with three consultants to provide management, administration, sales and production services for total monthly fees of $7,368. The contract terms are to February 01, 2003. The Company may terminate each agreement on thirty days written notice. As of February 28, 2002, the Company and two consultants mutually agreed to terminate their consulting agreements. The Company has one agreement in force for management and production services for a total monthly fee of $2,287.

d) In July 2001, the Company, Teaco Properties, the then Company's largest shareholder, Sean Curran and Joe Nemeth entered into a stock purchase agreement. Under the terms of the stock purchase agreement, Teaco Properties sold 900,000 shares in the aggregate of the Company's common stock that it owned to each Messrs. Curran and Nemeth for the purchase price of $10. Marc White and Dave McNaught are the beneficial owners of Teaco Properties Ltd. Prior to the transaction, Teaco Properties owned 1,000,000 shares in the aggregate. As a result of this transaction Teaco Properties currently owned 100,000 (6%), Curran owns 600,000, and Nemeth owns 300,000, which represents approximately 37% and 18.5% of the outstanding shares. In connection with the stock purchase agreement, Messrs. Curran and Nemeth were appointed to the Company's Board of Directors.

                    forestindustry.com, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
                   For the Nine Months Ended February 28, 2002

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

     The Company received amounts totaling $41,000 (CDN$63,000) to February 28, 2002.

f) In August 2001, the Company entered into a Debt Settlement Agreement with a Creditor. The agreement settles approximately $100,402 (CDN$155,710) in debt through the payment in cash of $48,380 (CDN$75,000) and the issuance of 100,000 shares of our common stock in full settlement of the debt.

g) On September 27, 2001, the Company accepted two promissory notes from two individual lenders in the amounts of $3,179 and $9,537 (CDN$5,000 and $15,000). Both promissory notes are payable in full on or before December 31, 2001 and bear twenty percent interest per annum, compounded annually.

h) On October 4, 2001, the Company accepted a promissory note from one individual lender for the sum of $4,451 (CDN$7,000). The promissory note is payable on or before December 31, 2001 and bears a twenty percent interest rate per annum, compounded annually.

i) On October 9, 2001, the Company accepted a promissory note from one individual lender for the sum of $3,179 (CDN$5,000). The promissory note is payable on or before December 31, 2001 and bears twenty percent interest rate per annum, compounded annually.

Note 7 - RELATED PARTY TRANSACTION


                                                                         Nine Months
                                                                         Ended
                                                                         February 28, 2002
                                                                          $

Wages  paid  to the  President  of the  Company  for  management,
administration and supervision services                                  28,994


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

Overview

We have incurred losses since our merger in January 2000. Our current revenues are not sufficient to pay all of our expenses. Our net losses are expected to continue through at least the current fiscal year. As a result of these losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate revenues for working capital, the availability of outside capital and our efforts at reducing expenses until we achieve profitability.

During July 2001, the Company's then largest shareholder sold their shares to a new group of investors. The new investors consisted of Messrs. Curran and Nemeth who became directors and began to hire new personnel in an attempt to increase revenues. During the latter part of calendar year 2001, it was determined that we would be unable to profitably operate forestindustry.com as a public company unless our liabilities were reduced. The costs associated with a public company exceeded the revenues derived from our The Forest Industry Online, Inc. business. Therefore, our majority shareholders sought potential buyers to pay off existing debt and our operating business. During January and February 2002, the majority shareholders held a series of conversations and entered into an agreement whereby a third party would lend $250,000 to Mr. Joe Perraton, who would then acquire 2,000,000 of our shares at $0.10 per share and purchase The Forest Industry Online, Inc. business for $50,000. The $250,000 received by us would be used to pay off or settle existing accounts payables and other liabilities. Mr. Perraton would then pay off the loan in exchange for his 2,000,000 shares. After further discussion, however, the parties were unable to enter into a definitive agreement and the proposed transaction was terminated.

We are currently experiencing a cash shortage. Although the core business of The Forest Industry Online, Inc. is attaining revenues, at its current level it is insufficient to operate and pay for expenses related to a public company. As a result, we are seeking to raise capital through a public offering of up to 3 million shares of common stock at $0.10 in order to pay off or settle accounts payables and other liabilities. No assurance can be given that we will be able to raise any monies. In the event we are not successful in settling our debts we may have to file for bankruptcy. In addition, in connection with the sale of common stock, we may sell The Forest Industry Online, Inc. We do not, however, have any agreements or understandings with any party that they will purchase the shares through this offering or we will sell The Forest Industry Online, Inc. In the event we are able to raise capital to pay off and settle existing accounts payables and other liabilities and/or are required to sell The Forest Industry Online, Inc. we will file the appropriate reports with the SEC.

For the Nine Months ended February 28, 2002 and February 28, 2001

Revenues.  Revenues  decreased  by 22% to  $263,735  for the nine  months  ended
February 28, 2002 as compared to sales of $338,419 for the nine months ended February 28, 2001. Sales decreased due to higher drop offs to our subscription based web services and fewer new customers for our web design services. The customer base decreased to approximately 391 customers and 431 associate members (non-paying) by February 28, 2002 as compared to approximately 1180 in total at February 28, 2001. $145,044 or 55% of revenues were derived from website advertising while the remaining $118,691 or 45% of revenues were derived from web site design and custom applications. In contrast, 51% of revenues, or $171,448 in the nine months ended February 28, 2002 were derived from website advertising and the balance, $166,971 or 49% were derived from web site design. The decline in revenues from web site design and contracting services is attributable to the reduction in sales staff by the company in the twelve months preceding this period.

Expenses. Total expenses for the nine months ended February 28, 2002 decreased to $595,597 as compared to $1,060,415 for the comparative period ended February 28, 2002. Expenses decreased due to the company's efforts over the previous twelve months to decrease operating costs. Selling, general and administrative expenses represented the largest portion of expenses totaling $289,082 as compared to $815,642 for the comparable period in 2001. This decrease is due to the reduction in sales and administration staff and termination of office leases and other commitments. Consulting and professional fees were $187,758 for the period ended February 28, 2002 compared to $103,665 for the nine months ended February 28, 2001. The Company's professional fees increased due to an increase in financial consulting services utilized, costs associated with our annual meeting and the addition of five management contracts. Professional fees also include legal and accounting fees relating to the preparation of a registration statement, including amendments, and audited financial statements for the year ending May 31, 2001.

Net and Comprehensive Loss. The Company recorded a net loss of $332,222 for the nine months ended February 28, 2002 compared to a net loss of $721,996 for the nine months ended February 28, 2001. The decrease in losses for the period ended February 28, 2002 is due to the significant decrease in operating, administrative and professional expenses through out the twelve months preceding this period.

Liquidity and Capital Resources

The Company has not been profitable and has experienced negative cash flows from operations. Due to the fact that the Company has not generated sufficient cash flow to fund all of its operating costs, the Company has relied heavily on outside sources of capital. During the year ended May 31, 2000, the Company raised $750,000 through the sale of its Series A Convertible Preferred Stock. During the year ended May 31, 2001, the Company also raised $200,000 through the sale of its Series B Convertible Preferred Stock. During the nine months ended February 28, 2002, the Company raised a total of $64,477 through promissory notes from various individual lenders. The promissory notes are payable in full on or before December 31, 2001 and bear twenty per cent interest per annum. As of February 28, 2002 the promissory notes had not been re-paid. The Company's future operations are dependent upon continued external funding from additional capital investments or borrowed funds. The Company's future success will also depend on its ability to increase revenues and to reduce expenses. There can be no assurance that the Company will be able to raise capital from these outside sources in sufficient amounts to fund the Company's business operations or to successfully reduce expenses until we reach profitability. The failure to secure adequate outside funding or settle our outstanding debt, will have an adverse affect on the Company's operating results.

The Company did not invest in property or equipment during the nine months ended February 28, 2002. The Company expects capital expenditures will be required in the future to upgrade its technical infrastructure.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. As of February 28, 2002, the Company had negative working capital of approximately $406,965. The Company will need additional capital to sustain its operations. There is no assurance that the Company will be able to obtain capital it will need.

In order to reduce our expenses, we laid off 9 of our employees in November, 2001 and ended the engagement of 11 independent contractors.

                                   PART II

                              Other Information

Items 1, 2, 3, 4 and 5

None.

Item 6. Exhibits and Reports on Form 8-K

None.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            forestindustry.com, Inc.

Date:   April 19, 2002                      /S/JOE PERRATON
                                            ------------------------------------
                                            Joe Perraton, President
                                            (Principal Executive Officer and
                                            Financial and Accounting Officer)