Form 10KSB
period 2002-05-31
FORESTINDUSTRY COM INC
filed 2002-09-18
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended May 31, 2002            Commission File Number 0-26673

                            FORESTINDUSTRY.COM, INC.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                        98-0207081
            --------                                        ----------
(State of other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

     3260 Norwell Drive, Suite 205                            V9T 1X5
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

YES    X       NO
    --------      ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $294,930

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of August 30, 2002, was $216,317.

The number of shares outstanding of the issuer's common stock as of August 30, 2002, was 1,621,058

Documents Incorporated By Reference:  None

Transitional Small Business Disclosure Format:        Yes               No X
                                                          --               --

ITEM 1.  DESCRIPTION OF BUSINESS

General

     We provide a full range of internet services for the forest and wood products industry. Our website address is "forestindustry.com." Our internet site provides a directory of companies associated with the forest and wood products industry. Our website is divided into three categories: Forest and Logging, Wood Processing and Logs, Lumber and Wood Products. Companies may advertise their services on our website and exchange information through our online discussion forums. Our website includes The World Wood Exchange which allows manufacturers, buyers and intermediaries to list all types of wood products for purchase and sale through the website. It also provides information on industry related trade shows, conferences and news items. All updates and changes made to the website are completed by our technical staff. We generate revenues by charging a monthly fee to customers using our website based on the size of advertisements and charging for internet related services provided to forest and wood-related businesses.

     During the year ended May 31, 2002, approximately 40% of revenues are generated from our website advertisers and the other 60% through website design services. Prior to January 31, 2000, we had no source of revenues. On January 31, 2000, we acquired The Forest Industry Online Inc. and our current business is now that which was being conducted by them.

     The internet related services which we provide include all services which a business needs to promote itself and to advertise and/or sell its forest or wood related products and services through the internet, including the design, development and hosting of websites for our customers.

     We are currently experiencing a cash shortage. Although the core business of The Forest Industry Online is earning revenues, at its current level it is insufficient to operate and pay for expenses related to a public company. We are seeking to raise capital through an offering of 3 million shares of common stock at $0.10 per share. Proceeds from the offering, if any, will be used to pay off or settle accounts payables and other liabilities. No assurance can be given that we will be able to raise any funds from the offering. Due our current financial condition, we are currently operating in a manner to sustain our operations.


     Our corporate offices and operations are located at Suite 205, 3260 Norwell Drive, Nanaimo, British Columbia, Canada, V9T 1X5. Our telephone number is (250) 758-0665. We have one wholly-owned subsidiary, The Forest Industry Online, Inc., which maintains business offices at our principal business office in Nanaimo.

     As used in this annual report, the terms "we," "us," "our," the "Company" and "forestindustry" means forestindustry.com, Inc. and its subsidiary, unless otherwise indicated. All dollar amounts refer to United States dollars unless otherwise noted.

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

     On January 31, 2000, Autoeye acquired all of the issued and outstanding common shares of The Forest Industry Online Inc. in exchange for 1,000,000 shares of Autoeye common stock. The Forest Industry Online, Inc. has been in operation since 1995, first as a proprietorship and since January 1997 as a corporation. The value attributed to the share exchange was CDN $335,000. The principals of The Forest Industry Online were Joe Perraton, Lara Perraton and Teaco Properties Ltd. (which is beneficially owned by Marc White and Dave McNaught). Autoeye's then president, Andrew Hromyk, represented the interests of Autoeye. Concurrent with the acquisition of The Forest Industry Online Inc., Autoeye issued 750 shares of its Series A Convertible preferred stock at a price of $1,000 per share for gross proceeds of $750,000. The subscribers of the preferred shares were Augustine Fund, LP, Ascent Financial, and Indenture Trust of James F. Cool. Autoeye also issued 3,750 shares of its common stock to Century Capital Management Ltd, as consideration for consulting services provided in connection with Autoeye's acquisition of The Forest Industry Online Inc. Century Capital Management Ltd. is controlled by Andrew Hromyk.

     Following the acquisition of The Forest Industry Online Inc., Mr. Perraton, a principal of The Forest Industry Online Inc., was appointed as Autoeye's President as well as a director. Mr. Marc White was also appointed as a director. Autoeye's former President, Andrew Hromyk, resigned from that position and was appointed as Autoeye's Secretary. Mr. Hromyk resigned as an officer and director in May 2000. Mr. White resigned as a director of the Company in July 2000.

     On February 25, 2000, Autoeye changed its name to "forestindustry.com, Inc." We have also done business under the name "The Forest Industry Network."

     On July 6, 2001, the Company, Teaco Properties, the Company's then largest shareholder, Sean Curran and Joe Nemeth entered into a stock purchase agreement. Under the terms of the stock purchase agreement, Teaco Properties sold 900,000 shares in the aggregate of the Company's common stock that it owned to Messrs. Curran and Nemeth. Marc White and Dave McNaught are the beneficial owners of Teaco Properties Ltd. Prior to the transaction, Teaco Properties owned 1,000,000 shares in the aggregate. After the transaction, Teaco Properties owned 100,000 shares; Curran owed 600,000 shares and Nemeth owed 300,000 shares, which represented approximately 37.0% and 18.5%, of the then outstanding shares. In connection with the stock purchase agreement, Messrs. Curran and Nemeth were appointed to the Company's Board of Directors. Mr. Perraton continues to serve as president and a director of the Company. Mr. Curran subsequently transferred his 600,000 shares to Cherry Point Consulting, a company wholly owned by Mr. Perraton.

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

     During the month of August 2002, Cherry Point Consulting, a company wholly-owned by Mr. Joe Perraton, sold its 600,000 shares of the Company to unaffiliated investors at a nominal value as an inducement to such investors to purchase additional shares in the Company pursuant to its offering. It is anticipated that Mr. Nemeth will also sell his shares at a nominal value to unaffiliated investors as an inducement for such investors to also purchase additional shares in the Company's offering.

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

     Our website includes The World Wood Exchange which allows manufacturers, buyers and intermediaries to purchase and sell all types of wood products through the website. Our website also provides information on industry related trade shows, conferences and news items; trade magazines; supplier listings and provides access to secure shopping sites. All updates and changes made to the website are completed by our technical staff.

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

New Products

     Due to the Company's inability to raise additional capital as of August 31, 2002, all new product development is currently on hold. The plan of business for the Company is to carry on with current business products only.

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

     In August 2001, we established a Marketing and Communications Group who were responsible for selling our promotional and hosting service plans to new customers. In addition, we created an Agency Program wherein independent contractors identified new customers and sold our customized applications and services. In order to generate new leads for both these groups, we hired a new employee in September 2001 as a Business Development Manager. In November 2001, the Company terminated both programs in order to reduce capital expenditures.

     Due to the seasonal nature of the forest industry, our advertising and marketing expenses will normally be higher in the second and fourth quarters.

     As of May 31, 2002, the Company had 385 customers. During 2002, we discontinued our associate program. We have no reliance on any specific customer or small group of customers. Approximately 67% of our customers are U.S. companies and 33% are from Canada.

Competition

     There are currently very few web sites devoted to the forest industry sector. Our competitors include "forestexpress" and "Woodweb," and other companies such as Woodlist, Inc. We also compete with various regional and national commodity exchanges.

     forestexpress and Woodweb provide internet websites which connect buyers and sellers of wood and related products directly and facilitate transactions electronically. Their websites include news and information for the wood products industry.

     Woodlist, Inc. provides an internet website which connects buyers and sellers of wood products, flooring, cabinets, and surplus building materials. They also provide an online web catalog service.

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

Employees

     As of August 30, 2002, we have three full-time employees and two independent contractors. We do not plan on hiring any additional staff at this time. During fiscal year 2002, we hired four new employees for administration, marketing, technical and customer service positions as well as eleven independent contractors and five Agents. In November 2001, we terminated the services of eleven contractors, five Agents and reduced our full time employees from seven to three.

 RISK FACTORS

     An investment in our securities involves a high degree of risk. You should read and consider carefully the following risk factors.

We expect to incur losses in the near future.

     We have incurred losses since our merger in January 2000. Our current revenues are not sufficient to pay all of our expenses. Our net losses are expected to continue. As a result of these losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate revenues for working capital, the availability of outside capital and our efforts at reducing expenses until we achieve break-even operations.

     Our audited consolidated financial statements for the year ended May 31, 2002, were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our inability to generate
sufficient   revenue  raises   substantial  doubt  upon  the  validity  of  this
assumption.

The sale of our common stock may result in a change in control

     We are currently offering up to 3,000,000 shares of our common stock to pay off our debts. Assuming the sale of all 3,000,000 shares, this will represent approximately 65% of the outstanding shares. Because this potential issuance will represent more than our existing outstanding shares, if our common stock is sold to an entity or group, completion of the offering may result in a change in control of the Company. We believe that it will be easier to sell our shares and raise capital from one entity or small group, and we intend to direct our efforts at a limited number of entities. As a result of this possible change in control, the new majority owner, or owners, may be able to effect substantial transactions without further shareholder approval.

We may become a company with no operating business

     It is our intent that the proceeds raised through the offering will be used to pay off or settle existing accounts payables and other liabilities. Although at this time we intend to continue to offer our Internet services for the forest and wood products industry, we may find it advantageous to sell The Forest Industry Online in order to raise the necessary capital to meet our liabilities and other obligations. We previously had discussions regarding the sale of that business, and we cannot assure you that we will not have similar discussions in the future. If we were to sell The Forest Industry Online, we would become a company without any operating business.

All of our assets are secured by a general security agreement

     During July 2001, we entered into a $70,471 loan agreement with Messrs. Curran and Nemeth, two of our directors and other individuals. The loan is secured by a general security agreement over all of our assets. The loan was originally due on December 31, 2001. However, even though we are in default, the creditors have taken no action to collect the debt. In the event the creditors Nemeth bring collection efforts and we are unable to repay the loan, they have the right to attach all of our assets which would adversely affect our operations.

Trading in our stock is restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock

     Trading in our common stock is subject to the SEC's penny stock regulations, which may limit a stockholder's ability to buy or sell our common stock. The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is currently covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and financially qualified investors. For transactions covered by this rule, the broker-dealers must make a special suitability determination of the purchaser and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, these rules may affect the ability of broker-dealers to trade our common stock and affect the ability of existing stockholders to sell their shares in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTY

     Our corporate offices are located at 3260 Norwell Drive, Suite 205, Nanaimo, British Columbia, Canada, V9T 1X5. The Company leases approximately 300 square feet of office space under a month to month lease.

     The Company's computer and telecommunications equipment is located partly at its Nanaimo office and partly at a local telecommunication facility. As of August 30, 2002, the Company is operating at 40% capacity and does not foresee the need to upgrade until its customer base triples.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market

     Since December 1999 the Company's common stock has been quoted on the OTC Bulletin Board, initially under the symbol "AUYE", after February 25, 2000, under the symbol "FXCH" and after May 29, 2001, under the symbol "FTIC". A trading market only developed on March 1, 2000. Prior to that date, there was no public market for the Company's common stock. Set forth below are the range of high and low bid quotations for the periods indicated as reported on the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The below prices, prior to May 31, 2001, have not been adjusted to give effect to the one-for-ten share consolidation effective June 1, 2001.
                                                Common Stock
                Quarter Ended                   High      Low
                -------------                  ------    ------
                May 31, 2002                    $0.13     $0.13

                February 28, 2002               $0.13     $0.13
                November 30, 2001               $0.15     $0.15
                August 31, 2001                 $0.29     $0.29
                May 31, 2001                    $0.04     $0.02
                February 28, 2001               $0.14     $0.09
                November 30, 2000               $1.06     $0.38
                August 31, 2000                 $1.69     $1.06
                May 31, 2000                    $1.25     $1.25

     Approximate number of holders of common stock dividends. As of August 30, 2002, there were 62 holders of record of the Company's common stock. This number does not include stockholders who hold the Company's stock in street name.

Dividends

     Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its common stock and it does not have any current plans to pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General and Going Concern Issue

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

     The Company was formed on December 18, 1997, under the name Autoeye, Inc. Autoeye's business was to evaluate businesses for possible acquisition. On January 31, 2000, we acquired 100% of The Forest Industry Online, Inc. Following the transaction, the shareholders of The Forest Industry Online, Inc. owned a majority of Autoeye's outstanding shares of common stock. Accordingly, for financial reporting purposes the transaction was accounted for as a reverse acquisition with The Forest Industry Online, Inc. considered the accounting acquirer. (See Notes 2(a) and 3 to the May 31, 2002, consolidated financial statements). As such, The Forest Industry Online, Inc.'s historical financial statements are now reported as the Company's financial statements. On February 25, 2000, the Company changed its name from Autoeye, Inc. to forestindustry.com, Inc. Prior to the acquisition of The Forest Industry Online, Inc., the Company had not generated any revenue and had not commenced any operations other than initial corporate formation and capitalization.

     On May 29, 2001, we held an annual meeting of stockholders at which the stockholders approved an amendment to the Company's Amended Certificate of Incorporation to effect a ten-for-one share consolidation effective June 1, 2001.

     During July 2001, the Company's then largest shareholder sold their shares to a new group of investors. The new investors consisted of Messrs. Curran and

Nemeth who became directors and began to hire new personnel in an attempt to increase revenues. During the latter part of calendar year 2001, it was determined that we would be unable to profitably operate forestindustry.com as a public company unless our liabilities were reduced. The costs associated with a public company exceeded the revenues derived from The Forest Industry Online, Inc. business. Therefore, our majority shareholders sought potential buyers to pay off existing debt and maintain our operating business. During January and February 2002, the majority shareholders held a series of conversations and entered into an agreement whereby a third party would lend $250,000 to Mr. Joe Perraton, who would then acquire 2,000,000 of our shares at $0.10 per share and purchase The Forest Industry Online, Inc. business for $50,000. The $250,000 received by us would be used to pay off or settle existing accounts payables and other liabilities. Mr. Perraton would then pay off the loan in exchange for his 2,000,000 shares. After further discussion, however, the parties were unable to enter into a definitive agreement and the proposed transaction was terminated.

     We are currently experiencing a cash shortage. Although the core business of The Forest Industry Online, Inc. continues to generate revenues, at its current level it is insufficient to operate and pay for expenses related to a public company. As a result, we are seeking to raise capital through a public offering of up to 3 million shares of common stock at $0.10 in order to pay off or settle accounts payables and other liabilities. No assurance can be given that we will be able to raise any monies. In the event we are not successful in settling our debts we may have to file for bankruptcy. In addition, in connection with the sale of common stock, we may sell The Forest Industry Online, Inc. In the event we are able to raise capital to pay off and settle existing accounts payables and other liabilities and/or are required to sell The Forest Industry Online, Inc. we will file the appropriate reports with the SEC.

Plan of Operations

     Currently, the Company plans on maintaining its current operations only. It does not plan on expanding its business. We will need to raise significant outside capital to fund our operations over the next twelve months.

     In order to reduce expenses during the year ending May 31, 2002, we permanently laid off 9 of our employees and ended services with eleven independent contractors in November 2001. We plan on building our operations and re-hiring our employees once revenues exceed our operating costs. As of August 30, 2002, we have three full time employees and two independent contractors.

Results of Operations

For the Fiscal Years Ended May 31, 2002 and May 31, 2001

     Revenues. Revenues decreased by 37% to $294,930 for the year ended May 31, 2002, as compared to revenues of $466,326 for the year ended May 31, 2001. A decrease in sales were attributable to a general economic decline in the industry as well as fewer subscribers to the Company's web site services and reduction in number of sales and customer service staff employed by the Company. During fiscal 2002, we terminated nine employees, eleven contractors and five agents which contributed to decrease in revenues and decline in customers. The customer base decreased to approximately 385 customers by May 31, 2002, compared to 860 customers at May 31, 2001. This reduction in customers is due to the Company's elimination of an associate member plan which accounted for approximately fifty percent of customers in the past. Approximately 40% of the revenue is attributable to hosting and advertising services while the remaining 60% of revenues were derived from web design services and special applications.

     Expenses. Total operating expenses for the year ended May 31, 2002, decreased by 56% to $676,457 compared to $1,208,247 for the year ended May 31, 2001. The decrease is due to the termination in number of employees, consultants and independent contractors during 2002 and reduction in general and administrative costs during this period. Consulting fees were $239,254 for the year ended May 31, 2002 compared to $156,315 for the year ended May 31, 2001. Consulting fees increased by 35% due to the addition of two senior consultants during fiscal 2002 as well as the reliance on four additional independent contractors. Professional fees decreased by $23,238 during 2002, from $119,820 for the year ended May 31, 2001, to $96,582 for the year ended May 31, 2002. Professional fees included legal and accounting fees relating to the preparation of our registration statements and financial statements.

     Net and Comprehensive Loss. Based on the above, we sustained a net loss of $392,124 and comprehensive loss of $397,602 for the year ended May 31, 2002, compared to a net and comprehensive loss of $741,92 for the year ended May 31, 2001. The decrease in losses for the period ended May 31, 2002, is due to the significant decrease in operating, administrative and employee expenses.

     The weighted average shares outstanding for the year ended May 31, 2002, were 1,598,318, an increase of 212,395 shares (13%) in the same twelve month period of 2001.

Liquidity and Capital Resources

     As of May 31, 2002, total assets were $76,135, a decrease of $122,841, compared to $198,976 as at May 31, 2001. This decrease is due to a decline in revenues, decline in capital expenditures and increase in consulting and management fees. Although the core business of The Forest Industry Online, Inc. continues to generate revenues, at its current level it is insufficient to purchase equipment or expand its operations. The Company is not implementing its new product development at this time but instead, maintaining current business functions.

     Due to the fact that the Company has not generated sufficient cash flow to fund all of its operations, the Company has relied heavily on outside sources of capital. During the 12 month period ended May 31, 2002, the Company obtained $70,479 in funds through promissory notes. The promissory notes bear interest from ten to twenty percent per annum, secured by a general security agreement over all assets of the Company and its subsidiary, and were all due on December 31, 2001. Payable to shareholder of the Company is a promissory note in the amount of $22,184. As of May 31, 2002, the promissory notes have not been repaid. The Company will require additional capital investments or borrowed funds to meet cash flow projections. To date, the Company has reduced expenses to cover monthly cash requirements, however, the Company has not been able to eliminate accounts payable and accrued liabilities. There can be no assurance that the Company will be able to raise capital from these outside sources in sufficient amounts to fund the Company's business. The failure to secure adequate outside funding would have an adverse affect on the Company's operating results.

     To May 31, 2002, the Company has not been profitable and has experienced negative cash flows from operations; the Company incurred a loss of $392,124 for the current year and has a working capital deficiency of $515,454 at May 31, 2002. Operations have been financed through the issuance of stocks and other external financing. The Company's future operations are dependent upon continued external funding and our ability to increase revenues and reduce expenses.

     We are currently experiencing a cash shortage. Although the core business of The Forest Industry Online, Inc. continues to generate revenues, at its current level it is insufficient to operate and pay for expenses related to a public company. As a result, we are seeking to raise capital through a public offering of up to 3 million shares of common stock at $0.10 in order to pay off or settle accounts payables and other liabilities. No assurance can be given that we will be able to raise any monies. In the event we are not successful in settling our debts we may have to file for bankruptcy. In addition, in connection with the sale of common stock, we may sell The Forest Industry Online, Inc. In the event we are able to raise capital to pay off and settle existing accounts payables and other liabilities and/or are required to sell The Forest Industry Online, Inc., we will file the appropriate reports with the SEC.

     The Company did not invest in property and equipment during the twelve months ended May 31, 2002 due to limited financial resources. Capital expenditures, including those under capital leases, totaled $27,009 in 1999; $119,377 in 2000; and $31,265 in 2001. The Company expects capital expenditures will increase and growth in its personnel and infrastructure will be required if it is able to increase its customer base during 2003.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. It expects, that in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities until utilized in business operations.

     In August 2001, the Company entered into a Debt Settlement Agreement with one of our creditors. The agreement settles approximately $100,402 (Cdn$155,710) in debt through the payment in cash of $47,685 (Cdn$75,000) and the issuance of 100,000 shares of our common stock in full settlement of the debt. As at May 31, 2002, the Company has not made the cash payment.

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

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE   OFFICERS,  PROMOTERS   AND   CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The directors and executive officers, and their ages and positions, and duration as such, are as follows:

Name             Position                           Age     Period

Joe Perraton     President, Secretary, Chief        36      January 31, 2000 -
                 Financial Officer and Director             Present

Joe Nemeth       Director                           35      July 6, 2001 -
                                                            Present

Sean Curran      Director                           41      July 6, 2001 -
                                                            Present

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership ("Forms 3") and other equity securities of the Company ("Forms 4"). Officers, directors, and greater than 10% shareholders of the company are required by SEC regulations to furnish to the company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the company, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with for the year ended May 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the Company's Chief Executive Officer during the last two complete fiscal years. No officer or director received annual compensation in excess of $100,000 during the last two complete fiscal years.


                           SUMMARY COMPENSATION TABLE

                             Annual Compensation                                 Long Term Compensation
                   -----------------------------------------          --------------------------------------------------
                                                                                  Awards            Payout
                                                                      --------------------------   ---------
                                                                       Restricted  Securities       LTIP     All Other
                                       Management    Other Annual        Stock     Underlying      Payout   Compensation
                   Year      Salary     Fees ($)    Compensation ($)     Award(s)  Options (#)       ($)         ($)
                ----------   -------   ----------   ----------------   ----------  -------------   ------   ------------
Joe Perraton    2002(1)(3)   $29,307      -0-            -0-               -0-          -0-          -0-        -0-
President       2001(2)      $46,500      -0-            -0-               -0-          -0-          -0-        -0-

-----------------
(1)  For the period June 1, 2001 to May 31, 2002.
(2)  For the period January 31, 2001 to May 31, 2000. Prior to January 31, 2000, Mr. Perraton was paid the following salary  by  The
     Forest Industry Online, Inc. (a subsidiary of the Company's January 31, 2000 to May 31, 2000 - $28,428; June 1, 1999 to January
     30, 2000 - $13,406; fiscal year 1999 - $49,410; fiscal year 1998 - $25,325.
(3) Monies owed to the President and Directors of the Company for management fees and expense reimbursements total $90,782.

Employment/Consulting Agreements

     On January 31, 2000, we acquired The Forest Industry Online Inc. In connection with this acquisition the Company entered into an employment agreement with Joe Perraton, the President of The Forest Industry Online. The employment agreement provides for a term of three years and an annual salary of CDN $70,000 (approximately $46,000 at current exchange rates).

     On January 31, 2001, the Company amended the employment agreement entered into with Joe Perraton, our President, and revised it to a consulting agreement for the same remuneration and a term of two years. As of May 31, 2002, the consulting agreement has been terminated.

     In February 2001 the Company's wholly owned subsidiary, The Forest Industry Online Inc., entered into consulting agreements with three consultants to provide management, administration, sales and production services for total monthly fees of $7,368. The contract terms are to February 1, 2003. The Company may terminate each agreement upon thirty days notice. As of May 31, 2002, all of the consulting agreements have been terminated.

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

     Except as disclosed elsewhere in this annual report no director received any form of compensation from the Company during the year ended May 31, 2002.

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

     No directors or officers were granted any options during the past fiscal year. Options to purchase 7,050 shares of common stock were issued to three employees and two non-employees. These options have exercise prices of $0.60, $2.00 and $4.00 per share and expire in December, April and May of 2005.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

     The following table sets forth, as of August 30, 2002, information with respect to the only persons owning beneficially 5% or more of our outstanding common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by our officers and directors as a group.
Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                 Shares of               Percent of
Name and Address                Common Stock               Class
----------------                ------------             ----------

Teaco Properties Ltd.             100,000                    6.2%
5299 Budd Crescent
Nanaimo, British Columbia
V9T 5N9

Joe Nemeth                        300,000                   18.5%
9311 - 213th Street
Langley, British Columbia
V1M 1P6

All Officers and Directors        300,000                   18.5%
as a Group (3 persons)

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

     We have issued shares of our common stock or approved the sale of our common stock to the following persons during the past two years, who, at the time of issuance, were affiliated with us:

                      Date of    Number of
Name                  Issuance    Shares     Share Value   Consideration
----                  --------   ---------   -----------   -------------
Century Capital        01/00       3,750       $9,375      Consulting services
Management Ltd. (1)

Todd Hilditch          02/00      20,000      $50,000      Services Rendered

---------------------
(1) The beneficial owner of Century Capital Management Ltd. is Andrew Hromyk, a former officer and director.

     We engaged Century Capital Management Ltd. as an advisor in connection with our acquisition of The Forest Industry Online Inc. For its services, we issued Century Capital Management Ltd. 3,750 shares of our common stock. Century Capital Management Ltd. is owned by Andrew Hromyk, a former officer and director. In addition, we granted 20,000 shares of common stock to Mr. Todd Hilditch for compensation as a consultant. Neither Century Capital Management and Andrew Hromyk nor Mr. Hilditch are currently associated with the Company.

     In July 2001, the Company, Teaco Properties, the Company's largest shareholder, Sean Curran and Joe Nemeth entered into a stock purchase agreement. Under the terms of the stock purchase agreement, Teaco Properties sold 900,000 shares in the aggregate of the Company's common stock that it owned to each Messrs. Curran and Nemeth for the purchase price of $10. Marc White and Dave McNaught are the beneficial owners of Teaco Properties Ltd. Prior to the transaction, Teaco Properties owned 1,000,000 shares in the aggregate. As a result of this transaction Teaco Properties currently owns 100,000 (6.2%), Curran owns 600,000 (37.0%), and Nemeth owns 300,000 (18.5%), of the outstanding shares. In connection with the stock purchase agreement, Messrs. Curran and Nemeth were appointed to the Company's Board of Directors. Mr. Curran subsequently transferred his to Cherry Point Consulting, a company owned by Mr. Perraton.

     In addition, as an inducement to the sale, the Company granted each to Messrs. White and McNaught two year warrants to purchase 110,000 shares (220,000 shares in the aggregate) of common stock.

     As of May 31, 2002, Messrs. Curran and Nemeth are owed $30,609 each for management services provided to the Company. Due to the Company's financial condition, the Company has not paid these amounts due to Messrs. Curran and Nemeth.

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

         (2)      Exhibits

 EXHIBIT
   NO.                    DESCRIPTION                          LOCATION
-----------   -------------------------------------   --------------------------

 3.1 - 3.2    Articles of Incorporation and Bylaws    Incorporated by  reference
                                                      to Exhibits No. 3.1-3.2 to
                                                      the  Company's  Form  SB-2
                                                      filed on May 19, 2000

    4.1       Stock Option Plan                       Incorporated  by reference
                                                      to Exhibit No. 4.1 to  the
                                                      Company's Form SB-2  filed
                                                      on May 19, 2000

    4.2       Amended 2000 Stock Option Plan          Incorporated  by reference
                                                      to Exhibit No. 4.2 to  the
                                                      Company's Form 10KSB filed
                                                      on August 31, 2000

   10.1 Share Purchase Agreement with Teaco Incorporated by reference Properties, Ltd., Joe Perraton and to ExhibitNo. 10.1 to the
              Lara Perraton                           Company's Form SB-2  filed
                                                      on May 19, 2000

   10.2       Perraton Employment Agreement           Incorporated  by reference
                                                      to Exhibit No. 10.2 to the
                                                      Company's Form 10KSB filed
                                                      on August 31, 2000

   10.3       Consulting Agreement with Todd          Incorporated  by reference
              Hilditch                                to  Exhibit No. 4.2 to the
                                                      Company's Form 10KSB filed
                                                      on August 31, 2000

   10.4       Consulting Agreement with Summit        Incorporated  by reference
              Media Partners Inc.                     to Exhibit No. 4.2  to the
                                                      Company's Form 10KSB filed
                                                      on August 31, 2000

   10.5       Consulting Agreement with Joe           Previously    filed    and
              Perraton                                incorporated  by reference
                                                      to      the      Company's
                                                      registration  statement on
                                                      Form  SB-2 (file  no. 333-
                                                      56426) filed  on  March 2,
                                                      2001.

   16.1       Letter regarding Changes in             Incorporated  by reference
              Certifying Accountant                   to Exhibit No. 16.1 to the
                                                      Company's  Form  8-K filed
                                                      on March 8, 2000

   99.1       CEO and CFO certification               Filed herewith

     (b)      Reports on Form 8-K for the  quarter ended May 31, 2002: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FORESTINDUSTRY.COM, INC.

                                    By  /s/  Joe Perraton
                                    --------------------------------------------
                                        Joe Perraton, President

                                    By  /s/  Joe Perraton
                                    --------------------------------------------
                                        Joe Perraton, Secretary

     Pursuant  to  the   requirements  of  the  Securities  Act  of  l933,  this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                     Title                      Date
                                     -----                      ----

/s/  Joe Perraton                   Director              September 12, 2002
--------------------
Joe Perraton


/s/  Joe Nemeth                     Director              September 12, 2002
--------------------
Joe Nemeth


/s/  Sean Curran                    Director              September 12, 2002
--------------------
Sean Curran

Independent Auditors' Report
--------------------------------------------------------------------------------

To the Stockholders and Board of Directors of:
forestindustry.com, Inc.


We   have   audited   the   accompanying    consolidated   balance   sheets   of
forestindustry.com, Inc. and Subsidiary as of May 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of forestindustry.com, Inc. and Subsidiary as of May 31, 2002 and 2001 and the results of their operations and their cash flows for the years ended May 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Signed "Watson Dauphinee & Masuch"
Chartered Accountants


Vancouver, B.C., Canada
August 30, 2002
                            forestindustry.com, Inc.

Consolidated Balance Sheets
  As at May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------

                                                                                          2002                2001

ASSETS                                                                                       $                   $

CURRENT ASSETS

Cash and Cash Equivalents                                                                  480              27,551
Accounts Receivable (Net of Allowance for Doubtful
    Accounts: 2002 - $16,360; 2001 - $16,250)                                           37,158              52,926
Work in Process                                                                          1,148               8,537
Prepaid Expenses                                                                             -                 141
                                                                                    ------------------------------
                                                                                        38,786              89,155

Property and Equipment (Note 4)                                                         37,349             109,821
                                                                                   -------------------------------

                                                                                        76,135             198,976
                                                                                   ===============================

LIABILITIES and STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities                                               327,352             280,519
Unearned Revenues                                                                       55,259              53,424
Promissory Notes Payable (Note 5)                                                       70,479                   -
Due to Shareholders (Note 6)                                                           101,150                   -
                                                                                   -------------------------------

                                                                                       554,240             333,943
                                                                                   -------------------------------

Commitment (Note 9)
Subsequent Event (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

Stock Capital (Note 7)
Common Stock, $0.0001 par value, Voting
    30,000,000 Authorized; Issued and Outstanding:
    2002 - 1,621,058; 2001 - 1,521,058                                                     162                 152
Preferred Stock, $0.0001 par value, Non Voting 5,000,000 Authorized; Issued and
    Outstanding:
    2002 - Nil; 2001 - Nil                                                                   -                   -
Additional Paid in Capital                                                           1,237,888           1,183,434
Cumulative Translation Adjustment                                                        4,536              10,014
(Deficit)                                                                          (1,720,691)         (1,328,567)
                                                                                   -------------------------------

                                                                                     (478,105)           (134,967)
                                                                                   -------------------------------

                                                                                        76,135             198,976
                                                                                   ===============================


See accompanying notes to consolidated financial statements
                            forestindustry.com, Inc.

Consolidated Statements of Operations and Comprehensive Loss
  For the Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------

                                                                                          2002                2001

                                                                                             $                   $

REVENUES                                                                               294,930             466,326
                                                                                   -------------------------------

EXPENSES

Consulting and Management Fees                                                          239,254             156,315
Depreciation                                                                             55,446              45,236
General and Administrative                                                              285,175             886,876
Professional Fees                                                                        96,582             119,820
                                                                                   --------------------------------

                                                                                        676,457           1,208,247
                                                                                   --------------------------------

(LOSS) FOR THE YEAR BEFORE OTHER ITEM                                                 (381,527)           (741,921)

Write Down Property and Equipment                                                      (10,597)                   -
                                                                                   --------------------------------

NET (LOSS) FOR THE YEAR                                                               (392,124)           (741,921)

Foreign Currency Translation Adjustment                                                 (5,478)                   -
                                                                                   --------------------------------

COMPREHENSIVE (LOSS) FOR THE YEAR                                                     (397,602)           (741,921)
                                                                                   ================================

Weighted Average Number of Shares Outstanding, Basic and Diluted                      1,598,318           1,385,923
                                                                                   ================================

(Loss) per Common Share,
Basic and Diluted                                                                        (0.25)              (0.54)
                                                                                   ================================


See accompanying notes to consolidated financial statements
                            forestindustry.com, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)
  For the Periods from July 31, 1998 to May 31, 2002 (Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------

                                   Common Stock      Preferred Stock     Additional  Deferred      Cumulative   Deficit    Total
                                ---------------------------------------
                                                                         Paid in     Stock         Translation
                                Number of   Amount   Number of   Amount  Capital     Compensation  Adjustment
                                 Shares       $       Shares       $        $           $              $           $         $
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1998          1,000,000    100         -         -       (99)          -             991      (127,524) (126,532)

Translation adjustment,
year ended July 31, 1999            -         -          -         -         -           -             459          -          459

Net loss, year ended July 31,
1999                                -         -          -         -         -           -              -           (541)     (541)

Common stock issued to
purchase all issued and
outstanding shares of The
Forest Industry Online
Inc., January 31, 2000 (note 3)   492,698     49         -         -       (49)          -              -           -           -

Adjustment to comply with
recapitalization accounting
(note 3)                            -          -         -         -   (28,042)          -              -           -      (28,042)

750 Series `A' convertible
preferred stocks issued for
cash, January 31, 2000 at
$1,000 per share (note 3)           -          -        750        1   749,999           -              -           -      750,000

Common stock issued for
services, January 31, 2000,
valued at $2.50 per share
(note 3)                            3,750      1         -         -     9,374           -              -           -        9,375

Common stock issued for
services in February 2000,
valued at $2.50 per share          35,000      4         -         -    87,496           -              -           -       87,500

Common stock issued on
conversion of 375 Series `A'
convertible preferred stock
(note 7(a))                        24,922      2       (375)       -        (3)          -              -           -           (1)

Retirement of common stock
returned to the Company at
no cost by a founding
shareholder (note 7(d))          (259,724)   (26)        -         -        26           -              -           -          -

Deferred compensation                -         -         -         -    17,253        (17,253)          -           -          -

Translation adjustment, ten
months ended May 31, 2000            -         -         -         -      -              -            8,564         -        8,564

Net loss, ten months ended
May 31, 2000                         -         -         -         -      -              -              -       (458,581) (458,581)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000           1,296,646     130       375        1   835,955        (17,253)       10,014     (586,646)  242,201
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements
                            forestindustry.com, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)
For the Periods from July 31, 1998 to May 31, 2002 (Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------

                                   Common Stock      Preferred Stock     Additional  Deferred      Cumulative   Deficit    Total
                                ---------------------------------------
                                                                         Paid in     Stock         Translation
                                Number of   Amount   Number of   Amount  Capital     Compensation  Adjustment
                                 Shares       $       Shares       $        $           $              $           $         $
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2000
(Continued)                     1,296,646     130       375        1     835,955       (17,253)      10,014    (586,646)   242,201

Common stock issued for
services in June 2000,
valued at $8.00 per share
(note 7(c))                        20,000       2        -         -     159,998          -            -           -       160,000

Common stock issued on
conversion of 375 Series `A'
convertible preferred stock
(note 7(a))                       109,412      10      (375)      (1)         (9)         -            -           -          -

Retirement of common stock
returned to the Company at
no cost by a consultant for
services (note 7(d))               (5,000)      -        -         -     (12,500)         -            -           -       (12,500)

Common stock issued on
conversion of 200 Series `B'
convertible preferred stocks
issued for cash, August 01,
2000 at $1,000 per share (note
7(a))                             100,000      10        -         -     199,990          -            -           -       200,000

Amortization of deferred
compensation                         -          -        -         -        -           17,253         -           -        17,253

Net loss, year ended May 31,
2001                                 -          -        -         -        -             -            -       (741,921)  (741,921)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2001           1,521,058      152       -         -   1,183,434          -          10,014  (1,328,567)  (134,967)

Common stock issued for debt
in August 2001, valued at
$0.54464 per share (note
7(c))                             100,000       10       -         -      54,454          -            -           -        54,464

Translation adjustment, year
ended May 31, 2002                   -          -        -         -        -             -          (5,478)       -        (5,478)

Net loss, year ended May 31,
2002                                 -          -        -         -        -             -            -       (392,124)  (392,124)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2002           1,621,058      162       -         -   1,237,888          -           4,536   1,720,691)  (478,105)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements
                            forestindustry.com, Inc.

Consolidated Statements of Cash Flows
For the Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------

                                                                                            2002             2001

                                                                                               $                $

CASH WAS PROVIDED FROM, UTILIZED (FOR):
OPERATING ACTIVITIES

Net (Loss) for the Year                                                                 (392,124)        (741,921)
Non-Cash Items:
Depreciation                                                                               55,446           45,236
Write Down Property and Equipment                                                          10,597                -
Common Stocks Issued in Exchange for Services                                                   -          160,000
Amortization Deferred Compensation                                                              -           17,253
Retirement of Common Stocks Issued for Services                                                 -         (12,500)
Change in Non-Cash Working Capital Accounts:
    Accounts Receivable                                                                    15,768           31,225
    Work in Process                                                                         7,389              600
    Prepaid Expenses                                                                          141            1,407
    Accounts Payable and Accrued Liabilities                                              102,248          151,006
    Unearned Revenues                                                                       1,835            9,547
                                                                                  --------------------------------

Net Cash (Used in) Operating Activities                                                 (198,700)        (338,147)
                                                                                  --------------------------------

FINANCING ACTIVITIES

Proceeds from Promissory Notes Payable                                                     70,479                -
Advances from Shareholders                                                                101,150                -
Net Proceeds from Issuance of Preferred Stocks                                                  -          200,000
                                                                                  --------------------------------

Net Cash Provided by Financing Activities                                                 171,629          200,000
                                                                                  --------------------------------

INVESTING ACTIVITY

Acquisition of Property and Equipment (Net)                                                     -         (31,265)
                                                                                  --------------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (27,071)        (169,412)

Cash and Cash Equivalents, Beginning of the Year                                           27,551          196,963
                                                                                  --------------------------------

CASH AND CASH EQUIVALENTS, END OF THE YEAR                                                    480           27,551
                                                                                  --------------------------------

Supplemental Disclosures
Interest Paid                                                                              12,214            7,676

Non-Cash Activity
Settlement of Accounts Payable for Common Stock                                            54,464                -
                                                                                  --------------------------------

See accompanying notes to consolidated financial statements


                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


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

These consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To May 31, 2002, the Company has not been profitable and has experienced negative cash flows from operations; the Company incurred a loss of $392,124 for the current year and has a working capital deficiency of $515,454 at May 31, 2002. Operations have been financed through the issuance of stocks and other external financing. The Company's future operations are dependent upon continued external funding and its ability to increase revenues and reduce expenses. There are no assurances that the above conditions will occur.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)  Property and Equipment and Depreciation

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years, or their lease terms. Prior to the fiscal year ended May 31, 2002, the Company amortized property and equipment over five to ten years, or their lease terms.

e)  Cash Equivalents

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

i)  Stock-Based Compensation

The Company accounts for its stock-based compensation arrangement to employees of the Company in accordance with provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the fair value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", requires entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

The Company recognizes compensation expense in accordance with provisions of SFAS No. 123 for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. This information is presented in note 7(c).

                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 2 - SUMMARY OF SIGNIFICANT ACCounting Policies (continued)

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

The balance sheets of the Company's Canadian subsidiary are translated at year-end exchange rates for monetary items and historical transaction exchange rates for non-monetary items, and the statements of operations are translated at the weighted average exchange rate for the period. Gains or losses resulting from translating foreign currency financial statements are reported as a foreign currency translation adjustment in the consolidated statements of operations and comprehensive loss and stockholders' equity.

l)  Impairment of Long-Lived Assets

The Company evaluates long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on a number of factors, including expectations for operating income and undiscounted cash flows that will result from the use of such assets. If the Company believes an impairment exists, the carrying amount of these assets is reduced to fair value as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 2 - SUMMARY OF SIGNIFICANT ACCounting Policies (continued)

m)  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which replaces Accounting Principles Board ("APB") Opinion No. 16, SFAS No. 142, "Goodwill and Other Intangible Assets", which replaces APB Opinion No. 17 and amends SFAS No. 121, and SFAS No. 143, "Accounting for Asset Retirement Obligations".

Under the provisions of SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for by the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited after that date. The Company does not expect that the adoption of SFAS No. 141 will have a significant immediate impact on the financial condition or results of operations as the Company has no current planned business combinations.

Under the provisions of SFAS No. 142, amortization of goodwill and other intangible assets that have an indeterminate life is discontinued; however, an impairment analysis must be performed for these intangible assets annually with any related losses charged to earnings when incurred. SFAS No. 142 is required to be applied to fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 142 will have a significant impact of its financial condition or results of operation as the Company has no goodwill or other intangible assets with indefinite lives at May 31, 2002.

SFAS No. 143 establishes the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, it requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, it requires certain disclosures including descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. SFAS No. 143 is required to be applied to fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a significant immediate impact on the financial condition or results of operations as the Company has no plan to retire any tangible long-lived assets.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets by superceding SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 establishes a single accounting model for measuring the impairment of long-lived assets to be disposed of by sale and expands the scope of asset disposals that are reported as discontinued operations. This statement also resolves significant implementation issues related to SFAS No. 121 regarding the measurement and the reporting of impairment losses associated with long-lived assets. SFAS No. 144 is required to be applied to fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings.

                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 3 - Acquisition

On January 31, 2000, the Company acquired all of the issued and outstanding shares of Forest. The acquisition was a reverse takeover with Forest being the deemed accounting acquiror for financial statement purposes.

Under the terms of the agreement, the Company issued 1,000,000 common shares for all of the 100 common issued and outstanding shares of Forest. As at January 31, 2000, there were 492,698 common shares of the Company (after reflecting a 21:1 stock consolidation which occurred on August 20, 1999 and a subsequent stock split of 1:40 which occurred on August 21, 1999. These stock adjustments have been retroactively adjusted and presented as of May 31, 2000 in the Consolidated Statements of Stockholders' Equity). The acquisition was accounted for as a recapitalization of Forest. The transaction was accounted for as a capital transaction effectively representing an issue of shares by Forest for the net assets of the Company. On January 31, 2000 the net assets of the Company consisted of:

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

NOTE 4 - PROPERTY AND EQUIPMENT

                                      Accumulated          Net Book Value
                              Cost    Depreciation   May 31, 2002   May 31, 2001
                               $           $               $              $
                            ----------------------------------------------------

Computer Equipment          120,851      92,958          27,893         83,047
Furniture and Fixtures       29,863      20,407           9,456         18,408
Software                     20,242      20,242            -             2,353
Leasehold Improvements        6,705       6,705            -             6,013
                            ----------------------------------------------------
                            177,661     140,312          37,349        109,821
                            ====================================================
                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 5 - PROMISSORY NOTES PAYABLE

The promissory notes payable were issued for funds loaned to the Company. They bear interest ranging from ten to twenty percent per annum, are secured by a general security agreement over all assets of the Company and its subsidiary, and were all due on December 31, 2001. (Payable to a shareholder of the Company is a promissory note in the amount of $22,184.)

As at the independent auditors' report date, the promissory notes have not been repaid by the Company.

NOTE 6 - DUE TO SHAREHOLDERS

Amounts due to shareholders are for services provided to the Company, are payable on demand, and are unsecured.

Note 7 - Stockholders' Equity

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

The Series "A" preferred stock was convertible, at the option of the holder, into common stock at 75% of the last ten day average closing bid price of the Company subject to a maximum conversion rate of 500 shares of common stock for one share of preferred stock and a minimum conversion rate of 25 shares of common stock for one share of preferred stock. In addition, all series "A" preferred stock was deemed to convert into common stock on or before January 31, 2002, the first anniversary date.

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

                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 7 - Stockholders' Equity (continued)

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

Issued to Employees

On February 29, 2000, the Company granted options to purchase a total of 2,900 shares of the Company's common stock at a price of $4.00 per share to employees of the Company. The options vest on February 29, 2001 and expire between February and April 2005. During years 2002 and 2001, 700 and 1,200 stock options, respectively, were forfeited as employees left the Company.

On June 11, 2000, the Company granted options to purchase a total of 5,400 shares of the Company's common stock at a price of $2.00 per share to employees of the Company. The options vest on June 11, 2001 and expire on June 11, 2005. During years 2002 and 2001, 650 and 4,200 stock options, respectively, were forfeited as employees left the Company.

On December 18, 2000, the Company granted options to purchase a total of 4,500 shares of the Company's common stock at a price of $0.60 per share to employees of the Company. The options vest on January 31, 2001 and expire on December 15, 2005. During years 2002 and 2001, 2,500 and 500 stock options, respectively, were forfeited as employees left the Company.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 600%; and an expected life of the options of 2.5 years. Accordingly, compensation expense using the fair value method would have been $2,070, amortized over their respective vesting periods.

                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 7 - Stockholders' Equity (continued)

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

The Statement's pro forma information from the options is as follows:

                                          Year               Year
                                          Ended              Ended
                                      May 31, 2002       May 31, 2001
                                           $                  $

Net (loss) as reported                 (392,124)          (741,921)

Compensation expense from
  stock options under
  SFAS No. 123                             (486)              (915)
                                      ---------------------------------

Pro forma net (loss)                   (392,610)          (742,836)
                                      =================================

Pro forma (loss) per common share,
  Basic and Diluted                       (0.25)             (0.54)
                                      =================================

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

                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 7 - Stockholders' Equity (continued)

b)  Stock Options (continued)

Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the period ended May 31, 2002 are as follows:

                                           Number of       Weighted Average
                                            Shares          Exercise Price
                                                                   $
Outstanding, June 01, 2000                   6,900                   2.84
    Granted                                  9,900                   1.36
    Forfeited                               (5,900)                  2.29
                                           -------------------------------------

Outstanding, May 31, 2001                   10,900                   1.80
  Granted                                     -                       -
  Forfeited                                 (3,850)                  1.45
                                           -------------------------------------

Outstanding, May 31, 2002                    7,050                   1.99
                                           =====================================

Options exercisable at end of
May 31, 2002                                 7,050                   1.99
                                           =====================================

The following table summarizes information about the Company's fixed stock options outstanding at May 31, 2002:

                                                    Options Outstanding
                                                    -------------------
                              Number        Weighted Average    Weighted Average
Range of                  Outstanding at       Remaining            Exercise
Exercise Prices            May 31, 2002     Contractual Life          Price
$                                              (in years)               $

4.00 - 4.00                   1,000                3                   4.00
2.00 - 2.00                   4,550                3                   2.00
0.60 - 0.60                   1,500                3                   0.60
                          ------------------------------------------------------
                              7,050                3                   1.99
                          ======================================================

The options outstanding at May 31, 2002 will expire between February and December 2005.

                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 7 - Stockholders' Equity (continued)

c)  Stock-Based Compensation

In June 2000, the Company recorded non-cash compensation expense of $160,000 relating to the issuance of 20,000 shares of common stock for advertising and marketing services. The fair value of the shares was estimated at $8.00 per share at the time of the transaction.

As discussed in Note 2(i), the Company recognizes compensation expense for equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.

In August 2001, the Company issued 100,000 shares of common stock at a fair value of $54,464 as partial settlement of an account payable.

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

In January 2001, a consultant returned 5,000 shares of common stock upon his resignation from the Company. The Company recorded a non-cash compensation recovery of $12,500 being the value of the shares at the time they were issued.

e)  Stock Purchase Warrants

In July 2001, in order to attract new investors, the Company and the Company's largest shareholder, Teaco Properties Ltd. ("Teaco"), entered into a stock purchase agreement with Messrs. Sean Curran and Joe Nemeth whereby Teaco sold 900,000 shares of the Company's common stock which it owned to Messrs. Curran and Nemeth for a nominal amount of $10. Prior to the transaction, Teaco owned 1,000,000 shares (65.7%) of the common stock of the Company. In connection with the stock purchase agreement, Messrs. Curran and Nemeth were appointed Directors of the Company.

As part of the agreement, the Company granted to each of the two beneficial owners of Teaco, 110,000 stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock of the Company at an exercise price based on the last twenty-day average market price, but in no case to be less than $0.20 per share. The warrants expire on July 06, 2003.

f)  Stock and Stock Option Split

The Company consolidated its share capital on June 01, 2001 by way of a reverse stock split on the basis of one new common stock for each ten old common stocks. All share and per share information have been adjusted for all periods presented to reflect the reverse stock split.

The Company also consolidated its existing stock option plan on June 01, 2001 by way of a reverse stock option split on the basis of one new stock option for each ten old stock options. All stock option information have been adjusted for all periods presented to reflect the reverse stock option split. The exercise price was not changed with the stock option consolidation.

                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 8 - INCOME TAXES

Deferred tax assets and liabilities

                                            May 31, 2002       May 31, 2001
                                                 $                  $

Deferred tax assets:
  Operating losses carryforward                635,489            475,000
  Book depreciation in excess of tax
   depreciation                                 28,486             19,000
                                            ------------------------------------

Total deferred tax assets before
  valuation allowance                          663,975            494,000
Valuation allowance                           (663,975)          (494,000)
                                            ------------------------------------

Net deferred tax assets                           -                  -
                                            ====================================

Management believes that it is more likely than not that it will not create sufficient taxable income to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities.

The Company has no income tax expense due to its operating losses.

The Company has Canadian operating losses carryforward for Canadian income tax purposes at May 31, 2002 of approximately $1,095,000 (CDN $1,685,000). These operating losses begin to expire in fiscal year 2004.

Note 9 - Commitment

The Company has entered into an agreement to lease an internet telecommunication line to December 31, 2002. The monthly lease payment is $959.

NOTE 10 - SUBSEQUENT EVENT

The Company is conducting an offering of 3 million shares of its common stock at $.10 per share. As at the independent auditors' report date, no agreement has been finalized.

                            forestindustry.com, Inc.

Notes to the Consolidated Financial Statements
Years Ended May 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

Note 11 - RELATED PARTY TRANSACTIONS

                                               Year                 Year
                                              Ended                Ended
                                           May 31, 2002         May 31, 2001
                                                 $                    $

Management fees charged by the
 President of the Company for
 management, administration and
 supervision services                         29,307               46,500

Management fees charged by the
 Directors of the Company for
 management, administration and
 supervision services                         61,219                 -

Interest accrued and payable to
 shareholders for funds loaned to
 the Company                                   1,594                 -

Monies owed to the President and
 Directors of the Company for
 management fees and expense
 reimbursements                               90,782                7,136

Note 12 - Financial Instruments

Financial instruments include cash and equivalents, accounts receivable, accounts payable and accrued liabilities, promissory notes payable and amounts due to shareholders. The estimated fair value of such financial instruments approximates their carrying value.

Note 13 - GEOGRAPHIC SEGMENTS

Financial information regarding geographic segments is set out below:

                                               Year               Year
                                               Ended              Ended
                                            May 31, 2002       May 31, 2001
Revenues
  United States                                197,810            311,739
  Canada                                        97,120            154,587
                                            ------------------------------------

Total Revenues                                 294,930            466,326
                                            ====================================

Property and Equipment, Net Book Value
  United States                                   -                  -
  Canada                                        37,349            109,821
                                            ------------------------------------

Total Property and Equipment                    37,349            109,821
                                            ====================================

                                                                    Exhibit 99.1

                                  CERTIFICATION


     I, Joe Perraton, Chief Executive Officer and Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of forestindustry. com, inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          Date:  September 16,2002

                                                     /S/ Joe Perraton,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer