Form 10QSB
period 2002-08-31
FORESTINDUSTRY COM INC
filed 2002-10-17
CIK 1052671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2002


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

                         YES    X                       NO
                             --------                      -------


     Common stock, $.0001 par value, 1,621,058 issued and outstanding as of August 31, 2002.

--------------------------------------------------------------------------------

                                      INDEX



                                                                           PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ...............................3

     ITEM 2.  Management's Discussion and Analysis ..........................23

     ITEM 3.  Controls and Procedures .......................................23

PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings..............................................23

     ITEM 2.  Changes in Securities..........................................23

     ITEM 3.  Defaults upon Senior Securities................................23

     ITEM 4.  Submission of Matters to a Vote of Security Holders............23

     ITEM 5.  Other Information..............................................23

     ITEM 6.  Exhibits and Reports on Form 8-K...............................23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FORESTINDUSTRY.COM, INC.

Condensed Consolidated Balance Sheet (unaudited)
     Three Months Ended August 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

ASSETS
                                                                 August 31, 2002
--------------------------------------------------------------------------------
Current:
    Cash and cash equivalents                                             $1,198
    Accounts receivable (Net allowance for doubtful
      accounts - $13,929)                                                 46,376
     Work in process                                                       1,154
     Prepaid expenses and deposits                                             -
--------------------------------------------------------------------------------
Total current assets                                                      48,728

Property and equipment  (Note 4)                                          26,143
--------------------------------------------------------------------------------
                                                                         $74,871


LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------
Current:
    Accounts payable and accrued liabilities                           $317,615
    Unearned revenues                                                    55,562
    Promissory Notes Payable (Note 5)                                    70,479
    Due to Shareholders (Note 6)                                        101,150
--------------------------------------------------------------------------------
Total current liabilities                                              $544,806

--------------------------------------------------------------------------------
Stockholders' deficit:
    Share capital (Note 7)
    Common stock - $0.0001 par value
        30,000,000 authorized; issued and outstanding: 1,621,058
        (May 31, 2002- 1,621,058)                                           162
    Preferred stock -$0.0001 par value
        5,000,000 authorized; issued and outstanding - Nil                    -
    Additional paid in capital                                        1,237,888
    Cumulative translation adjustment                                    15,423
    Deficit                                                          (1,723,408)
--------------------------------------------------------------------------------
Total stockholders' deficit                                            (469,935)
--------------------------------------------------------------------------------
                                                                        $74,871

================================================================================

Commitment (Note 9)
Subsequent Event (Note 10)

                            FORESTINDUSTRY.COM, INC.

Consolidated Statement of Operations (unaudited)
     Three Months Ended August 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


                                                    2002                2001
--------------------------------------------------------------------------------
REVENUE
    Sales                                         $72,385              $92,868

--------------------------------------------------------------------------------
EXPENSES
    Depreciation                                    9,088               20,274
    Consulting fee                                 20,615               38,497
    General and administrative                     42,321               51,472
    Professional fees                               3,078               14,156
--------------------------------------------------------------------------------
                                                   75,102              124,399
--------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                             2,717               31,531

Deficit, beginning of period                    1,720,691            1,328,567
--------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                         $1,723,408           $1,360,098

================================================================================

BASIC AND DILUTED LOSS PER SHARE                 ($ 0.002)              ($0.02)

--------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES               1,598,318            1,521,058
================================================================================

                            FORESTINDUSTRY.COM, INC.

Consolidated Statement of Cash Flows (unaudited)
     Three Months Ended August 31, 2002 and 2001 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


                                                   2002                  2001
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net loss for the period                      (2,717)               (31,531)
    Adjustments to reconcile net loss to
    net cash used in operating activities -
         Depreciation                             9,088                 24,962
         Shares issued for service rendered           -                      -
    Changes in operating assets and
    liabilities -
         Accounts receivable                      9,218                  7,573
         Work in Progress                             6                  1,220
         Prepaid expenses and deposits             (159)                  (159)
         Due from related parties                     -                      -
         Accounts payable and accrued
           liabilities                           (9,737)               (38,721)
         Unearned revenues                       (4,981)               (11,773)

--------------------------------------------------------------------------------
Cash flows (used in) operating activities           718                (48,429)

--------------------------------------------------------------------------------
INVESTING ACTIVITY:
    Sale (Acquisition) of capital assets              -                  4,520

--------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Promissory notes                                  -                 61,622
    Net proceeds from issuance of preferred stock     -                      -

--------------------------------------------------------------------------------
Cash flows provided by financing activities           -                 61,622

--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents           718                 17,713

Cash and cash equivalents, beginning of period      480                 27,551

--------------------------------------------------------------------------------
Cash and cash equivalents, end of period          1,198                 45,264
================================================================================

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS forestindustry.com, Inc. (the "Company") was incorporated in Delaware, U.S.A., on December 18, 1997 under the name of Autoeye Inc. On February 25, 2000, the Company changed its name to forestindustry.com, Inc. Prior to its acquisition of The Forest Industry Online Inc. ("Forest") (note 2(a)), the Company was inactive.

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

To August 31, 2002, the Company has not been profitable and has experienced negative cash flows from operations; the Company incurred a loss of $392,124 for the year ending May 31, 2002 and has a working capital deficiency of $515,454 at May 31, 2002. Operations have been financed through the issuance of stocks and other external financing. The Company's future operations are dependent upon continued external funding and its ability to increase revenues and reduce expenses. There are no assurances that the above conditions will occur.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended August 31, 2002 have been included.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Reverse Takeover and Basis of Presentation
On January 31, 2000, the Company acquired all of the issued and outstanding shares of Forest by issuing to Forest's stockholders 1,000,000 shares of common stock and control of the Company. The acquisition was a reverse takeover with Forest being the deemed accounting acquiror for financial statement purposes. The acquisition has been accounted for as a capital transaction effectively representing an issue of stock by Forest for the net assets of forestindustry.com, Inc.

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

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

f) Revenue Recognition nd Unearned  Revenues
Revenues on advertising fees and hosting revenues are recorded on the billed basis. Customers are invoiced on a quarterly basis in advance for advertising and hosting spaces. Unearned revenues relate to the period of the billing that has not yet transpired and therefore not earned. Revenues on fixed contract website designs are recognized on the percentage-of-completion method of accounting.

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

i)  Stock-Based Compensation
The Company accounts for its stock-based compensation arrangement to employees of the Company in accordance with provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the fair value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", requires entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
Note 2 - SUMMARY OF SIGNIFICANT ACCounting Policies (continued)

future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

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

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
Note 2 - SUMMARY OF SIGNIFICANT ACCounting Policies (continued)
m)       Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which replaces Accounting Principles Board ("APB") Opinion No. 16, SFAS No. 142, "Goodwill and Other Intangible Assets", which replaces APB Opinion No. 17 and amends SFAS No. 121, and SFAS No. 143, "Accounting for Asset Retirement Obligations".

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

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
Note 3 - Acquisition
On January 31, 2000, the Company acquired all of the issued and outstanding shares of Forest. The acquisition was a reverse takeover with Forest being the deemed accounting acquiror for financial statement purposes.

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
                                                           ----------

                                                           $ 730,470
                                                           ----------
Total costs related to this recapitalization transaction were $24,375. They included cash expense in the estimated amount of $15,000 and non-cash expense in the amount of $9,375. The non-cash expense related to the issuance of 3,750 shares of common stock of the Company. The fair value of these services was based upon the estimated fair value of the shares at $2.50 per share. Total transaction costs were recorded as a charge to the stockholders' equity of the Company.

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

NOTE 4 - PROPERTY AND EQUIPMENT

                                                              Accumulated                   Net Book Value
                                                  Cost       Depreciation      August 31, 2002      August 31, 2001
                                                    $             $                    $                   $
                                    -------------------- ----------------- --------------------- --------------------

Computer Equipment                             120,851            104,164               16,687               62,978
Furniture and Fixtures                          29,863             20,407                9,456               16,575
Software                                        20,242             20,242                    -                1,724
Leasehold Improvements                           6,705              6,705                    -                3,750
                                    -------------------- ----------------- --------------------- --------------------

                                               177,661            151,518               26,143               85,027
                                    -------------------- ----------------- --------------------- --------------------

                            FORESTINDUSTRY.COM, INC

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
NOTE 5 - PROMISSORY NOTES PAYABLE

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

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
Note 7 - Stockholders' Equity (continued)

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 607%; and an expected life of the options of 2.5 years. Accordingly, compensation expense using the fair value method would have been $1,057, amortized over their respective vesting periods.

                            FORESETINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
Note 7 - Stockholders' Equity (continued)

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

The Statement's pro forma information from the options is as follows:

                                                                                  Three Months          Three Months
                                                                                      Ended                 Ended
                                                                                August 31, 2002       August 31, 2001
                                                                                        $                     $

Net (loss) as reported                                                                  (2,717)              (31,531)
Compensation expense from stock options under
    SFAS No. 123                                                                        (1,057)               (3,161)
                                                                        -------------------------- ---------------------

Pro forma net (loss)                                                                    (3,774)              (34,692)
                                                                        -------------------------- ---------------------

Pro forma (loss) per common share,
    Basic and Diluted                                                                   (0.002)                (0.02)
                                                                        -------------------------- ---------------------

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

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
Note 7 - Stockholders' Equity (continued)

b)  Stock Options (continued)

Additional Stock Option Plan Information

     A summary status of the Company's fixed stock option plan and changes during the period ended August 31, 2002 are as follows:

                                                                                     Number of       Weighted Average
                                                                                        Shares         Exercise Price
                                                                                                                    $
Outstanding, June 01, 2000                                                               6,900                   2.84
    Granted                                                                              9,900                   1.36
    Forfeited                                                                          (5,900)                   2.29
                                                                          ---------------------- --------------------

Outstanding, May 31, 2001                                                               10,900                   1.80
  Granted                                                                                    -                      -
  Forfeited                                                                            (3,850)                   1.45
                                                                          ---------------------- --------------------

Outstanding, May 31, 2002                                                                7,050                   1.99

                                                                          ---------------------- --------------------

Options exercisable at end of August 31, 2002                                            7,050                   1.99
                                                                          ---------------------- --------------------

The following table summarizes information about the Company's fixed stock options outstanding at August 31, 2002:

                                                                                                          Options
                                                                                     Outstanding
                                                                 Number       Weighted Average       Weighted Average
Range of                                                 Outstanding at              Remaining               Exercise
Exercise Prices                                         August 31, 2002       Contractual Life                  Price
$                                                                                   (in years)                      $

4.00 - 4.00                                                       1,000                      3                   4.00
2.00 - 2.00                                                       4,550                      3                   2.00
0.60 - 0.60                                                       1,500                      3                   0.60
                                                     -------------------- ---------------------- --------------------

                                                                  7,050                      3                   1.99
                                                     -------------------- ---------------------- --------------------

The options outstanding at August 31, 2002 will expire between February and December 2005.

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
Note 7 - Stockholders' Equity (continued)
c)       Stock-Based Compensation
In June 2000, the Company recorded non-cash compensation expense of $160,000 relating to the issuance of 20,000 shares of common stock for advertising and marketing services. The fair value of the shares was estimated at $8.00 per share at the time of the transaction.

As discussed in Note 2(i), the Company recognizes compensation expense for equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.

In August 2001, the Company issued 100,000 shares of common stock at a fair value of $54,464 as partial settlement of an account payable.

d)  Retirement of Common Stock
By way of a stock retirement agreement dated May 11, 2000 and for a nominal amount of $1.00, a former principal shareholder of the Company returned 259,724 shares of common stock to the Company for cancellation. The shareholder agreed that in order for the Company to attract future financing, the Company should reduce its issued and outstanding share capital of its common stock through the surrender and retirement of these shares.

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

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
Note 8 - INCOME TAXES

Deferred tax assets and liabilities
                                                                                     May 31, 2002       May 31, 2001
                                                                                                $                  $

Deferred tax assets:
    Operating losses carryforward                                                         635,489            475,000
  Book depreciation in excess of tax depreciation                                          28,486             19,000
                                                                                ------------------ ------------------

Total deferred tax assets before valuation allowance                                      663,975            494,000
Valuation allowance                                                                     (663,975)          (494,000)
                                                                                ------------------ ------------------

Net deferred tax assets                                                                         -                  -
                                                                                ------------------ ------------------

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

NOTE 10 - SUBSEQUENT EVENT

The Company closed its public offering of up to 3 million shares of its common stock at $.10 per share on September 30, 2002. The Company sold 1,650,000 shares for an aggregate of $165,000 in proceeds to the Company. The proceeds were used to pay off existing debt.

                            FORESTINDUSTRY.COM, INC.

Notes to the Consolidated Financial Statements
         Three Months Ended August 31, 2002 (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
Note 11 - RELATED PARTY TRANSACTIONS

                                                                             Three Months Ended                 Year
                                                                                August 31, 2002                Ended
                                                                                                        May 31, 2002
                                                                                              $                    $

Management  fees  charged  by  the  President  of the  Company  for
management, administration and supervision services                                      11,833               29,307

Management  fees  charged  by  the  Directors  of the  Company  for
management, administration and supervision services                                           -               61,219

Interest  accrued and payable to  shareholders  for funds loaned to
the Company                                                                                   -                1,594

Monies  owed to the  President  and  Directors  of the  Company for
management fees and expense reimbursements                                               90,782               90,782

Note 12 - Financial Instruments

Financial instruments include cash and equivalents, accounts receivable, accounts payable and accrued liabilities, promissory notes payable and amounts due to shareholders. The estimated fair value of such financial instruments approximates their carrying value.

Item 2.       Management's Discussion and Analysis

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties. These forward-looking statements speak only as of the date hereof and should not be given undue reliance. Actual results may vary significantly from those projected.

The Company was formed on December 18, 1997 under the name Autoeye, Inc. Autoeye Inc., was formed to acquire Autoeye Inc., an Alberta corporation, that developed and proposed to manufacture its existing design for a multi-vehicle surveillance system to monitor large vehicle lots such as car dealerships, fleets and storage lots. The proposed acquisition of Autoeye Inc., an Alberta corporation, was terminated in February 1998. Thereafter Autoeye's business was to evaluate businesses for possible acquisition. On January 31, 2000, the Company acquired 100% of The Forest Industry Online, Inc. Following the transaction, the shareholders of The Forest Industry Online, Inc. owned a majority of Autoeye's outstanding shares of common stock. Accordingly, for financial reporting purposes the transaction was accounted for as a reverse acquisition with The Forest Industry Online, Inc. considered the accounting acquirer. (See Notes 2(a) and 3 to the May 31, 2000 consolidated financial statements). As such, The Forest Industry Online, Inc.'s historical financial statements are now reported as the Company's financial statements. On February 25, 2000, the Company changed its name from Autoeye, Inc. to forestindustry.com, Inc. Prior to the acquisition of The Forest Industry Online, Inc., the Company had not generated any revenue and had not commenced any operations other than initial corporate formation and capitalization.

On May 29, 2001, the Company held an annual meeting of stockholders at which the stockholders approved an amendment to the Company's Amended Certificate of Incorporation to effect a ten-for-one share consolidation effective June 1, 2001.

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

On April 3, 2002, the Company sought to raise capital through a public offering of up to 3 million shares of common stock at $0.10 in order to pay off or settle accounts payables and other liabilities. The Company closed its public offering September 30, 2002 after selling 1,650,000 shares for an aggregate of $165,000 in proceeds. The proceeds were used to pay off existing debt.

Overview

The Company is an internet service provider to the forest and wood products industry. The Company's website includes information and advertising relating to forest and logging; wood processing and logs; and lumber and wood products. Currently, the Company plans only on maintaining its current operations.

For the Three Months ended August 31, 2002 and August 31, 2001

Revenues. Revenues decreased by 22% to $72,385 for the three months ended August 31, 2002 as compared to sales of $92,868 for the three months ended August 31, 2001. Sales decreased due to higher drop offs to our subscription based web services and fewer new customers for our web design services. In addition, our sales staff decreased substantially due to layoffs. The customer base decreased to approximately 382 customers by August 31, 2002 as compared to approximately 433 customers at August 31, 2001. $36,175 or 50% of revenues were derived from website advertising while the remaining $36,210 or 50% of revenues were derived from web site design and custom applications. In contrast, 82% of revenues, or $76,197, in the three months ended August 31, 2001 were derived from website advertising and the balance, $17,213 or 18% were derived from web site design.

Expenses. Total expenses for the three months ended August 31, 2002 decreased to $73,484 as compared to $124,399 for the comparative period ended August 31, 2002. Selling, general and administrative expenses represented the largest portion of expenses decreasing by 18% from $51,472 for the three months ended August 31, 2001 to $42,321 for the comparable period in 2002. This decrease is due to the employee layoffs in 2002, reduction in office expenses and fewer contractors. Consulting fees were $20,615 for the period ended August 31, 2002 compared to $38,497 for the three months ended August 31, 2001. The Company's consulting fees decreased due to the termination of services by two independent consultants and two managerial positions.

Net and Comprehensive Loss. The Company recorded a net loss of $1,099 for the three months ended August 31, 2002 compared to a net loss of $31,531 for the three months ended August 31, 2001. The decrease in losses for the period ended August 31, 2002 is due to the Company's efforts at reducing operating, administrative and consulting expenses.

Liquidity and Capital Resources

As of August 31, 2002, total current assets were $78,607, a decrease of 20%, compared to $98,234 as at August 31, 2001. This decrease is due to a decline in revenues, decline in capital expenditures and increase in doubtful accounts. Although the core business of The Forest Industry Online, Inc. is attaining revenues, at its current level it is insufficient to purchase equipment or expand its operations. The Company is not implementing its new product development at this time but instead, maintaining current business functions.

Due to the fact that the Company has not generated sufficient cash flow to fund all of its operations, the Company has relied heavily on outside sources of capital. During the 12 month period ended May 31, 2002, the Company obtained $70,479 in funds through promissory notes. The promissory notes bear interest from ten to twenty percent per annum, secured by a general security agreement over all assets of the Company and its subsidiary, and were all due on December 31, 2001. Payable to shareholders of the Company are promissory notes totaling $49,538. As of August 31, 2002, the promissory notes have not been repaid. The Company will require additional capital investments or borrowed funds to meet cash flow projections. To date, the Company has reduced expenses to cover monthly cash requirements, however, the Company has not been able to eliminate accounts payable and accrued liabilities. There can be no assurance that the Company will be able to raise capital from these outside sources in sufficient amounts to fund the Company's business. The failure to secure adequate outside funding would have an adverse affect on the Company's operating results.

The Company has not been profitable and has experienced negative cash flows from operations; the Company incurred a loss of $1,099 for the three months ended August 31, 2002 and has a working capital deficiency of $496,078 at August 31, 2002. Operations have been previously been financed through the issuance of stocks and other external financing. The Company's future operations are dependent upon continued external funding and our ability to increase revenues and reduce expenses. Although the core business of The Forest Industry Online, Inc. is attaining revenues, at its current level it is insufficient to operate and pay for expenses related to a public company. Although subsequent to quarter end, the Company raised $165,000 in public offering, the proceeds are insufficient to pay off all of its debts. The Company is attempting to settle or compromise its outstanding obligations. In the event we are not successful in settling our debts we may have to file for bankruptcy.

The Company did not invest in property and equipment during the three months ended August 31, 2002 due to limited financial resources. Capital expenditures, including those under capital leases, totaled $27,009 in 1999; $119,377 in 2000; $31,265 in 2001 and nil in 2002. The Company expects capital expenditures will increase and growth in its personnel and infrastructure will be required if it is able to increase its customer base during 2003.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. It expects, that in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities until utilized in business operations.

Capital commitments for the next 12 month period include consultant agreements totaling $67,898; other leases $175; and employment agreements totaling $63,024.

In August 2001, the Company entered into a Debt Settlement Agreement with one of our creditors. The agreement settles approximately $102,769 (Cdn$155,710) in debt through the payment in cash of $49,500 (Cdn$75,000) and the issuance of 100,000 shares of our common stock in full settlement of the debt.

Item 3. Controls and Procedures

(a) Based on the evaluation of the controls and procedures as of a date within 90 days of the filing of this report on Form 10-QSB for the quarter ended August 31, 2002, the Chief Executive Officer and Chief Financial Officer believes (i) that the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report and (ii) the financial statements and other financial information included in the report, fairly present in all material respect the finance condition, results and operations and cash flow of the Company as of and for the periods present in the report. The Chief Executive Officer and Chief Financial have come to this conclusion after discussion with its book keeper, attorney and board of directors.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                Other Information

Items 1, 2, 3, and 4

None.

Item 5.       Other Information

On October 8, 2002, the Company entered into a Letter of Intent to acquire the assets and outstanding capital stock of GolfLogix Systems Canada Inc. in exchange for the issuance of 2,500,000 restricted shares of Forestindustry.com Inc. common stock. If the acquisition is consummated, the number of shares outstanding will be approximately 5.5 million shares outstanding. The Company believes that the potential acquisition of GolfLogix Systems Canada will provide the company with a different avenue of pursuing business and create greater value for its shareholders. GolfLogix Systems Canada Inc. the hand-held GPS tracking and distance system solution for the golf industry. The proprietary "xCaddie GPS" System automatically collects statistical information and displays distance to the green in real-time. Designed to speed play, the xCaddie system potentially allows a golf course to boost revenues both through an increase in players on the course and of GPS unit rentals. GolfLogix Systems Canada Inc. has the exclusive option to purchase the licensing rights to the xCaddie and other products for Canada, Nevada, Oregon, Washington, Idaho, Mexico, Central America, Australia, New Zealand, Fiji, South Africa and China with a further option to acquire other areas.

Item 6. Exhibits and Reports on Form 8-K

The Exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

a) Exhibits - none

b) Reports on Form 8-K

   On September 30, 2002, the Company filed a Form 8-K to report an Item 5 event relating to the closing of its public offering of common stock. The Company sold 1,650,000 shares for an aggregate of $165,000 in proceeds to the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        forestindustry.com, Inc.



Date:   October 14, 2002                                /S/JOE PERRATON
                                                        ------------------------
                                                        Joe Perraton, President

                                  CERTIFICATION

I, Joe Perraton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of forestindustry.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002                             /S/ JOE PERRATON
                                                    ----------------------------
                                                    Joe Perraton,
                                                    Chief Executive Officer and
                                                    Chief Financial Officer