Form 10QSB
period 2002-11-30
GLOBAL GOLF HOLDINGS INC /DE/
filed 2003-02-19
CIK 1052671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: November 30, 2002

                         Commission File Number: 0-26673



                           GLOBAL GOLF HOLDINGS, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   98-0207081
                                   ----------
                        (IRS Employer Identification No.)

                                8893 Brooke Road
                         Delta, British Columbia, Canada
                         -------------------------------
                    (Address of principal executive offices)

                                     V4C 4G5
                                   (Zip Code)
                                   ----------

                                 (604) 583-2036
                                 --------------
                           (Issuer's Telephone Number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of February 18, 2003 was 6,371,058 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended November 30, 2002, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. We generated no revenues during the six month period ended November 30, 2002. Our management anticipates that we will not begin generating revenues until commencement of the 2003 golf season in those geographic locations where our products are licensed, which is expected to occur in March 2003, weather permitting.

     In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

     Global Golf Holdings, Inc. ("we," "us," "our," or the "Company") was incorporated on December 18, 1997 pursuant to the laws of the State of Delaware under the name of Autoeye Inc. On February 25, 2000, as part of an acquisition of The Forest Industry Online Inc., we changed our name to forestindustry.com, Inc. Prior to this acquisition, our Company was inactive.

     On October 25, 2002, we entered into a share exchange agreement with Golflogix Systems Canada Inc. (GolfLogix"), a British Columbia, Canada corporation which was incorporated in February 2000, as West Coast Electric Distributors, Inc. Under the terms of the Share Exchange Agreement, we acquired all of the outstanding shares of GolfLogix in exchange for 2,500,000 shares of our common stock. As a result, GolfLogix is now a wholly owned subsidiary of our Company.

     Prior to the acquisition of Golflogix, our business activities included designing web sites and operating and maintaining a computer internet web site for companies associated with the forest and wood product industries. However, subsequent to the acquisition of this business we failed to generate profitability and incurred negative cash flows from operations. We incurred a loss of

($392,124) for our fiscal year ending May 31, 2002, and had a working capital deficiency of ($515,454). Operations were financed mainly through the issuance of our securities and our future operations were dependent upon continued external funding and our ability to increase revenues and reduce expenses. There were no assurances that the above conditions would occur and as a result, our then management believed it to be in the best interest of our shareholders to engage in the aforesaid transaction with GolfLogix. GolfLogix is a distributor of golfing merchandise and has entered into an agreement to purchase an exclusive licensing right to market and distribute the GolfLogix System in Canada.

     After our acquisition of GolfLogix, on November 30, 2002, we entered into a stock purchase agreement with Cherry Point Consulting, resulting in a divestiture of the assets of Forest Industry Online. Under the agreement, Cherry Point Consulting purchased all of the outstanding shares of the Forest Industry Online and assumed all of the related assets and liabilities. In December 2002, we changed our name to Global Golf Holdings, Inc. Results of Operations

     We generated no revenues during the six month periods ended November 30, 2002 and have not generated any revenues from operations to date.. Therefore, we have not presented a comparison of operations herein, as we are now engaged in a new business venture. We had no costs of sales during the six month period ended November 30, 2002..

     Selling, general and administrative expenses were $8,473 during our six month period ended November 30, 2002. These expenses arose primarily from office expense. We also incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with the acquisition of GolfLogix and subsequent sale of Forest Industry Online and interest expense on outstanding debt. As a result, we incurred a net loss of ($12,193) during the six month period ended November 30, 2002 (less than $.01 per share).

Plan of Operation

     Our current operations are generated through our wholly owned subsidiary, GolfLogix Systems Canada Inc., which is engaged in the business of selling and servicing the xCaddie Handheld GPS System, which is a device which measures yardage to the middle of a green from anywhere on the golf course by use of satellite technology. All references in this report to our business activity relate to GolfLogix. We believe that the xCaddie Handheld GPS System is the smallest, most effective handheld GPS tracking and distance system solution for the golf industry.

     On January 24, 2003, we obtained the right to market the xCaddie Handheld GPS System from GolfLogix, Inc., a privately held Arizona corporation ("GLI"), pursuant to an exclusive 5 year licensing agreement for the distribution of the system, when we acquired the rights in and to the Provence of British Columbia, Canada, as well as the balance of Canada. This agreement requires that we pay GLI a $25,000 licensing fee applicable to British Columbia, which has already been paid. We are also obligated to pay a one time $100,000 fee on or before March 15, 2003, to secure the rights to the balance of Canada. Additionally, to maintain our rights in and to British Columbia, we are required to purchase $100,000 in product from GLI within the initial 18 months following the date of the agreement, with an additional $100,000 in equipment purchases each 12 month period thereafter. We believe that we can satisfy these obligations by installing the system in 6 separate golf courses during the relevant time periods. In the event we purchase more than the annual minimum purchase requirement during any time period, the overage is added to the minimum purchase requirement for the following period. Failure to make the minimum purchase requirement will result in termination of our exclusive license, after a right to cure expires.

     Our obligations to maintain our license for the balance of Canada requires that we purchase a minimum of $350,000 in product from GLI during the initial 18 months following the date of the agreement, and an additional $350,000 in product every 12 months thereafter. The balance of the material terms are consistent with our obligations for British Columbia.

     As of the date of this report, we are currently negotiating with GLI to acquire the exclusive license covering the states of Washington, Oregon and Idaho in the US, as well as Mexico, Central America, the Caribbean and Bermuda, Australia, Tasmania, New Zealand and Fiji. While we are optimistic about the likelihood of obtaining these additional territories, there is no definitive agreement between us and GLI to acquire the same. Our ability to successfully consummate the acquisition of these additional territories is dependent upon our ability to raise additional equity or debt capital, in order to meet our anticipated obligations to GLI. See "Liquidity and Capital Resources" below.

     These locations have been selected by us due in part to the perceived ability to maintain year round sales and marketing activity and corresponding revenues. While it may appear that our business is seasonal due to the nature of our offered products, because the golf seasons in Canada, Oregon, Washington and Idaho are opposite from those other jurisdictions. Our objective is to acquire the license for these additional territories in order to generating year round revenues.

Sales and Marketing

     In order to market our golf related products, we intend to employ a combination of an in- house direct sales force, along with independent distributors who are already engaged in selling golf related products to our target market, including public and private golf courses and standalone practice facilities. As of the date of this report, we have one in-house salesman and are in the process of hiring an additional 2 salespersons. It is anticipated that these in-house representatives will concentrate on selling our product in British Columbia. As of the date of this report, we have sold the GolfLogix system to three (3) golf courses, including an upgrade to Whistler Golf Club and a new installation to Morgan Creek Golf Course, each located in British Columbia and a new installation at Algonquin Golf Course, New Brunswick, Canada.

     Our golf course sales department will be responsible for prospecting, securing golf courses, installing and training staff and management for the GolfLogix system. Our sales manager will oversee all sales functions in Canada, with the Quebec region being handled by independent sales representatives, who will also be responsible for selling our full product line.

     Our sales force will initially concentrate on closing the larger golf course management companies within the Canadian market Additionally we intend to also concentrate on securing placement of the GolfLogix system at a select number of high profile golf courses, as well as to gain acceptance of the system from golf teaching professionals. We believe that this will increase exposure of our products, as well as adding credibility and aid in developing relationships with other golf courses across Canada. Because year round play is available in the southwest region of British Columbia, we intend to emphasize this region in our initial sales and marketing activities. Because of year round play, our system can generate additional revenue per course. This additional revenue is expected to be derived as a result of our system increasing the pace of play, thus providing the larger, busier golf courses with the opportunity to generate additional revenue from additional rounds they can sell to other golfers.

     Once our system has been accepted by the golfing community in British Columbia, the balance of our sales activities throughout Canada will be addressed by our sale to independent distributors who are already engaged in the golf industry. We intend to sell a non-exclusive license to these distributors, who will pay us a fee for this license. In addition, the applicable license agreement will also include a minimum equipment purchase to allow us to meet our obligations under the GLI agreement.

Liquidity and Capital Resources

     At November 30, 2002, we had no cash and total current assets of $61,447

     As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. Since our acquisition of GolfLogix, we have attempted to reduced expenses to cover monthly cash requirements. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

     At November 30, 2002, we had outstanding loans payable to a minority shareholder in the amount of $62,087. This obligation is convertible by the holder into shares of our common stock at a conversion price of $.10 per share, is due on demand, and is interest-free. In addition, we had two other loans payable, including a $25,000 note payable to Toronto Dominion Bank, Vancouver, British Columbia, Canada, which is due March 5, 2003, and accrues interest at the rate of 9.86% per annum and $30,359 due to a non-affiliated individual, which is currently due and accrues interest at the rate of 9% per annum. We are currently in discussions with this individual and, while no assurances can be provided, we expect to extend this obligation.

Trends

     Once considered a sport for the affluent, golf has moved into the mainstream of sports and is being embraced by all facets of the population. This explosive growth is seen by the increase in development of golf course facilities and a new trend in the last five years, Standalone Practice Facilities. This is forcing golf facilities into a much more competitive market for both attracting and retaining golfers, creating an opportunity for companies to market new and innovative products which address these concerns.

     Our current management has identified certain key marketing opportunities for our growth, including (i) growth in popularity of GPS systems applicable for use on the golf course; (ii) costly implementation of existing "Cart-Mount" GPS systems (60% to 80% greater than the xCaddie system); (iii) limited direct competition in handheld GPS systems; (iv) The company focus on revenue stream generating product, with direct delivery business model; and (v) growth in the number of golf facilities. We intend to direct our sales and marketing efforts with these opportunities in mind.

     Our primary target market for both product divisions is direct to the golf course facility and standalone practice facilities. We are currently marketing our products through direct sales presentations. In the future, once we are able to obtain the necessary financing, we intend to utilize telemarketing, web portal, advertisements in industry trade magazines, direct mailers, press release campaigns and participation in key industry events and associations. We will also target wholesale distributors for the sale and distribution of accessory products in regions that this business model is beneficial.

     Our main focus is to become the largest global distribution and holding company specializing in the golf industry. We anticipate that the acquisition of GolfLogix Systems Canada Inc. will be the first of several organizations that will exist under our umbrella. However, as of the date of this report, while we have had discussions with various potential acquisition candidates, there are no definitive agreements with any third party who has agreed to be acquired by us and there can be no assurances that any such agreements will be forthcoming in the foreseeable future. Our mission is to acquire or invest in companies that are providing cutting-edge technology, along with products and services that target the $36.3 billion dollar golf industry.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended November 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are indebted to various trade creditors and have received correspondence advising that unless payment arrangements are made, actions may be filed against us to collect balances due. However, as of the date of this report, there are no material legal proceedings which are pending or have been threatened against us of which management is aware.

ITEM 2. CHANGES IN SECURITIES

     We did not issue any of our securities during the three month period ended November 30, 2002.

Subsequent Event

     In January 2002, we agreed to issue an aggregate of 600,000 shares of our common stock in exchange for services to our legal counsel (200,000 shares) and a consultant (400,000 shares). These shares were valued at $.13 per share, the market price for our common stock as traded on the OTC Bulletin Board on the date the stock was issued. We relied upon the exemption from registration provided by Regulation S (where applicable) and Section 4(2) promulgated under the Securities Act of 1933, as amended, to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         99.1 Certification of Financial Statements in accordance with Sarbanes-Oxley Act

     (b) Reports on Form 8-K

     On October 25, 2002, we filed a report on Form 8-K, advising of the closing of the Share Exchange Agreement described hereinabove and the acquisition of GolfLogix Systems Canada, Inc., as well as the change in control of our Company as a result thereof.

     On September 30, 2002, we filed a report on Form 8-K, advising of the closing of a public offering undertaken under prior management.

                           GLOBAL GOLF HOLDINGS, INC.
                       (formerly FORESTINDUSTRY.COM,INC.)
                              FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2002
                                   (UNAUDITED)

                                TABLE OF CONTENTS


                                                                 Page  No.
                                                                 ---------



Consolidated Balance  Sheet  -  November 30, 2002 (Unaudited)       F-2

Consolidated Statements  of  Operations  -  For the Three
 and Six Months Ended Nov. 30, 2001 and 2002  (Unaudited)           F-3

Consolidated Statements  of  Cash  Flows  -  For  the
 Six Months Ended November 30, 2001 and 2002  (Unaudited)           F-4

Notes to Consolidated Financial Statements                          F-5

                           GLOBAL GOLF HOLDINGS, INC.
                       (formerly FORESTINDUSTRY.COM,INC.)
                           CONSOLIDATED BALANCE SHEET
                          NOVEMBER 30, 2002 (UNAUDITED)



ASSETS

Current Assets
   Cash                                               $         -
   Accounts receivable                                     10,048
                                                      -----------
   Total Current Assets                                    10,048

Equipment - net                                             2,695
Inventory                                                  48,704
                                                      -----------
Total Assets                                               61,447
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
   Overdrafts                                              27,971
   Accounts payable                                       102,439
   Due to shareholder                                      62,097
                                                      -----------
   Total Current Liabilities                              192,507

Bank loan                                                  25,383
Loan - other                                               30,359
                                                      -----------
Total Liabilities                                         248,249
                                                      -----------
Stockholders' equity
   Common stock, $0.0001 par value, 30 million shares
     authorized, 5,771,058 issued and
     outstanding                                              577
   Preferred stock, $0.0001 par value, 5 million shares
     authorized                                                -
Additional paid in capital                              1,538,643
Accumulated other comprehensive gain (loss)                 6,862
Accumulated deficit                                    (1,732,884)
                                                      -----------

Stockholders' equity                                     (186,802)
                                                      -----------
Liabilities and Stockholders' Equity                       61,447
                                                      ===========

                 See Notes to Consolidated Financial Statements

                           GLOBAL GOLF HOLDINGS, INC.
                       (formerly FORESTINDUSTRY.COM,INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three Months Ended Six Months Ended
                            November 30, November 30,
                                2001        2002        2001        2002
                             ---------   ---------   ---------   ---------


Sales                        $       -   $       -   $       -   $       -

Cost of goods sold
                             ---------   ---------   ---------   ---------

Gross profit

Operating expenses                           8,473                   8,473
                             ---------   ---------   ---------   ---------
Income (loss) from
 operations                                 (8,473)                 (8,473)

Other income (expense):

  Interest expense                          (1,425)                 (1,425)
  Interest income
                             ---------   ---------   ---------   ---------

Income (loss) from
 continuing operations                      (9,898)                 (9,898)
                             ---------   ---------   ---------   ---------
Discontinued Operations
  Loss from operation of
   discontinued forestry
   business                   (211,664)     (2,661)   (243,195)     (5,378)
  Gain on disposal of
   forestry related
   assets & liabilities                      3,083                   3,083
                             ---------   ---------   ---------   ---------
                              (211,664)        422    (243,195)     (2,295)
                             ---------   ---------   ---------   ---------


Income (loss) before provision
 for income taxes             (211,664)     (9,476)   (243,195)    (12,193)

Provision for income tax             -           -           -           -
                             ---------   ---------   ---------   ---------

Net income (loss)            $(211,664)  $  (9,476)  $(243,195)  $ (12,193)
                             =========   =========   =========   =========

Net income (loss) per share
(Basic and fully diluted)
   Continuing operations     $           $      *    $           $      *
   Discontinued operations       (.13)          *        (.15)          *
                             ---------   ---------   ---------   ---------
   Net loss per share        $   (.13)   $      *    $   (.15)   $      *
                             =========   =========   =========   =========
*(less than $.01 per share)

Weighted average number of
common shares outstanding    1,621,058   3,554,391   1,571,058   2,587,725
                             =========   =========   =========   =========

                 See Notes to Consolidated Financial Statements

                     GLOBAL GOLF HOLDINGS, INC.
                (formerly FORESTINDUSTRY.COM,INC.)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                Nine Months Ended
                                                   November 30,
                                                2001          2002
                                             ---------     ---------

Cash Flows From Operating Activities:

   Net income (loss)                         $(243,195)    $ (12,193)

   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

       Depreciation & amortization              43,940        12,403
       Accounts receivable                       5,689        27,110
       Work in process                           5,358         1,148
       Prepaid expenses and deposits                 6
       Inventories                                               (33)
       Accrued liabilities                     112,827      (224,913)
       Unearned revenues                        (2,013)
       Other                                                  12,304
                                             ---------     ---------
         Net cash provided
         by (used for)
         operating activities                  (77,388)     (184,174)
                                             ---------     ---------

Cash Flows from Investing Activities:

     Purchase of fixed assets                                 (9,095)
                                             ---------     ---------
         Net cash provided
         by (used for)
         investing activities                                 (9,095)
                                             ---------     ---------

Cash Flows from Financing Activities:

     Sales of common and preferred stock                     165,000
     Notes payable                              60,401            20
     Payments on notes payable                                  (706)
                                             ---------     ---------
         Net cash provided
         by (used for)
         financing activities                   60,401       164,314
                                             ---------     ---------

Foreign exchange effect on cash                                  504

Net Increase (Decrease) In Cash                (16,987)      (28,955)

Cash At The Beginning Of The Period             27,551           480
                                             ---------     ---------

Cash At The End Of The Period                $  10,564     $ (27,971)
                                             =========     =========


                 See Notes to Consolidated Financial Statements

                        GLOBAL GOLF HOLDINGS, INC.
                    (formerly FORESTINDUSTRY.COM,INC.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2002

NOTE 1 UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, including significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements at May 31, 2002 - Form 10KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six month period ended November 30, 2002 are not necessarily indicative of operating results to be expected for a full year.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------
Global Golf Holdings, Inc. (the "Company", "GGHI") was incorporated in Delaware, U.S.A on December 18, 1997 under the name Autoeye, Inc. On February 25, 2000 the Company changed its name to forestindustry.com, Inc. in conjunction with its reverse acquisition of Forest Industy Online, Inc. ("Forest"). In October, 2002 the Company acquired Golflogix Systems Canada Inc., a firm specializing in the marketing and distribution of golfing merchandise. The Company in January, 2003 changed its name to Global Golf Holdings, Inc.

In November, 2002 the Company divested itself of its forest products marketing business, and henceforth plans to concentrate on domestic and international marketing and sales of its golfing products.

                        GLOBAL GOLF HOLDINGS, INC.
                    (formerly FORESTINDUSTRY.COM,INC.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2002


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Global Golf Holdings, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

Use  of  Estimates
------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the period presented. Actual results could differ from these estimates.

Inventory
---------
Inventory consists of finished golfing merchandise. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO)method.

Cash  and  Cash  Equivalents
----------------------------
The Company considers all cash and cash equivalents highly liquid investments with an original maturity of three months or less to be cash equivalents.

Net Income (Loss)  per  Share
-----------------------------------
The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon conversion of the Company's preferred stock are not included in the computation if the effect of such inclusion would be anti-dilutive and would increase the earnings or decrease loss per share.

Equipment
---------
Equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful of the equipment, ranging from 3-5 years.

                        GLOBAL GOLF HOLDINGS, INC.
                    (formerly FORESTINDUSTRY.COM,INC.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2002

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Long Lived-Assets
-----------------
In accordance with Statement of Financial Accounting Standard 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will recognize the amount of the impairment based on discounted expected future cash flows from the impaired assets.

Financial Instruments
---------------------
The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts payable, and due to related parties, as reported in the accompanying balance sheet, approximates fair value.

Foreign currency translation
----------------------------
The Company's functional currency is the Canadian dollar. The financial statements are translated into U.S. dollars using the period end exchange rate for assets and liabilities and weighted average exchange rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the statement of operations.

Comprehensive loss
------------------
The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Other comprehensive gain and loss, which currently includes only foreign currency translation adjustments, is shown as a component of stockholders' equity.

NOTE 3 INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At November 30, 2002 the Company had approximately $1,105,000 ($1,730,000 CDN) of unused Canadian net operating loss carryforwards for Canadian income tax purposes, which begin to expire in the year 2004. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                        GLOBAL GOLF HOLDINGS, INC.
                    (formerly FORESTINDUSTRY.COM,INC.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2002


NOTE 3 INCOME TAXES - CONTINUED

                                      June 30,
                                        2001
                                   --------------
Deferred tax liability             $           -
Deferred tax asset arising from:
  Net operating loss carryforwards       641,144
  Book depreciation in excess of
    tax depreciation                      28,486
                                   --------------
                                         669,630
Valuation allowance                     (669,630)
                                   --------------
Net Deferred Taxes                 $           0
                                   ==============

NOTE 4 ACQUISITION AND DIVESTITURE

On October 25, 2002 the Company acquired all of the issued and outstanding shares of Golflogix Systems Canada Inc. ("Golflogix") in exchange for 2,500,000 common shares of the Company. The transaction was accounted for as a purchase, and recorded at the net book value of Golflogix $(119,929) on the date of acquisition. Results of operations from the acquisition have been consolidated from October 26, 2002 forward.

On November 30, 2002 the Company entered into an agreement with Cherry Point Consulting to divest itself of its subsidiary Forest Industry Online Inc. Under the agreement, Cherry Point Consulting purchased all of the outstanding shares and assumed all of the assets and liabilities of Forest Industry Online Inc.

NOTE 5 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has no established source of revenue, recurring losses from operations, negative working capital and stockholders' equity deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offerings and/or debt financing and/or through the acquisition of new business or private ventures.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February, 2003..

                                        GLOBAL GOLF HOLDINGS, INC.
                                        (Registrant)


                                        By:s/ Ford Sinclair
                                           -------------------------------------
                                           Ford Sinclair, President


                                 CERTIFICATIONS


I, Ford Sinclair, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Global Golf Holdings, Inc. (the "Registrant" or the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 19, 2003                    s/  Ford Sinclair
                                            ------------------------------------
                                            Ford Sinclair, President