Form 10QSB
period 2003-02-28
GLOBAL GOLF HOLDINGS INC /DE/
filed 2003-04-21
CIK 1052671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                             Quarterly Report Under
                       the Securities Exchange Act of 1934
                      For Quarter Ended: February, 28 2003
                         Commission File Number: 0-26673
                           GLOBAL GOLF HOLDINGS, INC.
                           --------------------------

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of April 21, 2003 was 7,021,058 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements for the nine month period ended February 28, 2003, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. We generated no revenues during the nine month period ended February 28, 2003. Our management anticipates that we will not begin generating revenues until commencement of the 2003 golf season in those geographic locations where our products are licensed, which is expected to occur in March 2003, weather permitting. The financial statements have not been reviewed by the Company's independent auditors. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

After our acquisition of GolfLogix, on November 30, 2002, we entered into a stock purchase agreement with Cherry Point Consulting, resulting in a divestiture of the assets of Forest Industry Online. Under the agreement, Cherry Point Consulting purchased all of the outstanding shares of the Forest Industry Online and assumed all of the related assets and liabilities. In December 2002, we changed our name to Global Golf Holdings, Inc. Results of Operations We generated no revenues during the six month periods ended November 30, 2002 and have not generated any revenues from operations to dateTherefore, we have not presented a comparison of operations herein, as we are now engaged in a new business venture. We had no costs of sales during the six month period ended November 30, 2002

Selling, general and administrative expenses were $ during our nine month period ended February 28, 2003. These expenses arose primarily from office expense. We also incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with the acquisition of GolfLogix and subsequent sale of Forest Industry Online and interest expense on outstanding debt. As a result, we incurred a net loss of ($) during the nine month period ended February 28, 2003 (less than $.01 per share).

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

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2003, we had no cash and total current assets of $ 9,217 As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. Since our acquisition of GolfLogix, we have attempted to reduced expenses to cover monthly cash requirements. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business. The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity. At February 28, 2003, we had outstanding loans payable to a minority shareholder in the amount of $67,952. This obligation is convertible by the holder into shares of our common stock at a conversion price of $.10 per share, is due on demand, and is interest-free.

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

INFLATION

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended February 28, 2003.

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

ITEM 2. CHANGES IN SECURITIES

We did not issue any of our securities during the three month period ended February 28, 2003.

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

                           GLOBAL GOLF HOLDINGS, INC.
                       (formerly FORESTINDUSTRY.COM,INC.)

                              FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 28, 2003
                                   (UNAUDITED)
                                TABLE OF CONTENTS


                                                                 Page No.
                                                                 ---------


Consolidated Balance Sheet - February, 28 2002 (Unaudited)          F-2

Consolidated Statements of Operations - For the Three
and Nine Months Ended Feb. 28, 2002 and 2003 (Unaudited)            F-3

Consolidated Statements of Cash Flows - For the
Nine Months Ended February 28, 2002 and 2003 (Unaudited)            F-4

Notes to Consolidated Financial Statements                          F-5

                           GLOBAL GOLF HOLDINGS, INC.
                       (formerly FORESTINDUSTRY.COM,INC.)

                           CONSOLIDATED BALANCE SHEET
                          FEBRUARY 28, 2003 (UNAUDITED)
ASSETS

Current Assets
   Cash                                               $         -
   Accounts receivable                                      9,217
                                                      -----------
   Total Current Assets                                     9,217

Equipment - net                                             4,526
Inventory                                                  52,508
                                                      -----------
Total Assets                                               66,251
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
   Overdrafts                                              19,407
   Accounts payable                                        51,912
   Due to shareholder                                      67,952
                                                      -----------
   Total Current Liabilities                              139,271


Loan - other                                               32,181
                                                      -----------
Total Liabilities                                         171,452
                                                      -----------
Stockholders' equity
   Common stock, $0.0001 par value, 30 million shares
     authorized, 6,371,058 issued and
     outstanding                                            6,371
   Preferred stock, $0.0001 par value, 5 million shares
     authorized                                                -
Additional paid in capital                                 40,777
Accumulated deficit                                      (152,738)
Translation                                                   389
                                                      -----------

Stockholders' equity                                     (105,201)
                                                      -----------
Liabilities and Stockholders' Equity                       66,251
                                                      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       F-2

                           GLOBAL GOLF HOLDINGS, INC.
                       (formerly FORESTINDUSTRY.COM,INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      Three Months Ended Nine Months Ended
                                        February 28,   February 28,
                                            2003           2003
                                         ---------      ---------


Sales                                    $       -      $       -

Cost of goods sold
                                         ---------      ---------

Gross profit

Operating expenses                          21,517        43,903
                                         ---------      ---------
Income (loss) from
 operations                                (21,517)      (43,903)

Other income (expense):

  Interest expense                          (1,709)       (3,473)
  Interest income
                                          ---------      ---------

Income (loss) from
 continuing operations                     (23,226)      (47,376)
                                          ---------      ---------



     Income (loss) before provision
 for income taxes                          (23,226)       (47,376)

Provision for income tax                      -               -
                                         ---------       ---------

Net income (loss)                        $ (23,226)      $(47,376)
                                         =========       =========

Net income (loss) per share
(Basic and fully diluted)
   Continuing operations                 $      *         $      *
   Discontinued operations                      *                *
                                        ---------        ---------
   Net loss per share                    $      *         $      *
                                        =========        =========
*(less than $.01 per share)

Weighted average number of
common shares outstanding               5,969,058        6,071,058
                                        =========        =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       F-3

                           GLOBAL GOLF HOLDINGS, INC.
                       (formerly FORESTINDUSTRY.COM,INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Nine Months Ended
                                                   February 28,
                                                       2003
                                                    ---------

Cash Flows From Operating Activities:

   Net income (loss)                                    $ (47,376)

   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

       Depreciation & amortization                         12,403
       Accounts receivable                                 13,659
       Accrued liabilities                                (57,569)
                                                         ---------
         Net cash provided
         by (used for)
         operating activities                             (78,883)
                                                         ---------

Cash Flows from Investing Activities:

     Purchase of fixed assets                              (9,095)
     Inventory                                            (52,508)
                                                         ---------
         Net cash provided
         by (used for)
         investing activities                             (61,603)
                                                         ---------

Cash Flows from Financing Activities:

     Sales of common and preferred stock                  165,000
     Payments  on  notes  payable                         (25,383)
                                                         ---------
         Net cash provided
         by (used for)
         financing activities                             139,617
                                                         ---------

Foreign exchange effect on cash                               389

Net Increase (Decrease) In Cash                              (869)

Cash At The Beginning Of The Period                           480
                                                         ---------

Cash At The End Of The Period                           $       0
                                                         =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       F-4

                          GLOBAL GOLF HOLDINGS, INC.
                       (formerly FORESTINDUSTRY.COM,INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 28, 2003

NOTE 1 UNAUDITED FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, including significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements at May 31, 2002 - Form 10KSB. In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine month period ended February 28, 2003 are not necessarily indicative of operating results to be expected for a full year. The Company's independent auditors have not reviewed the financial statements.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GOING CONCERN:

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As of February 28, 2003, the Company had a working capital deficiency of $130,054 and an accumulated deficiency of $152,738 and has suffered recurring losses from operations. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash. As of April 21 2003, the Company did not have any firm commitments to obtain adequate financing. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from such external financing will cause the Company to curtail its operations.

BUSINESS
--------

Global Golf Holdings, Inc. (the "Company", "GGHI") was incorporated in Delaware, U.S.A on December 18, 1997 under the name Autoeye, Inc. On February 25, 2000 the Company changed its name to forestindustry.com, Inc. in conjunction with its reverse acquisition of Forest Industy Online, Inc. ("Forest"). In October, 2002 the Company acquired Golflogix Systems Canada Inc., a firm specializing in the marketing and distribution of golfing merchandise. The Company in January, 2003 changed its name to Global Golf Holdings, Inc. In November, 2002 the Company divested itself of its forest products marketing business, and henceforth plans to concentrate on domestic and international marketing and sales of its golfing products.
                                      F-5

                           GLOBAL GOLF HOLDINGS, INC.
                       (formerly FORESTINDUSTRY.COM,INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED February 28, 2003

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED PRINCIPLES OF

CONSOLIDATION
-----------------------------
The accompanying consolidated financial statements include the accounts of Global Golf Holdings, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

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

NET INCOME (LOSS) PER SHARE
-------------------------------
The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon conversion of the Company's preferred stock are not included in the computation if the effect of such inclusion would be anti-dilutive and would increase the earnings or decrease loss per share.

EQUIPMENT
---------
Equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful of the equipment, ranging from 3-5 years.
                                      F-6

                           GLOBAL GOLF HOLDINGS, INC.
                       (formerly FORESTINDUSTRY.COM,INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 28, 2003

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LONG LIVED-ASSETS
------------------

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

FINANCIAL INSTRUMENTS
----------------------
The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts payable, and due to related parties, as reported in the accompanying balance sheet, approximates fair value.

Foreign currency translation
------------------------------

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

Comprehensive loss
-------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Other comprehensive gain and loss, which currently includes only foreign currency translation adjustments, is shown as a component of stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The Company has implemented the provisions of SFAS No. 141 and has concluded that the adoption does not have a material impact on the Company's financial statements, since the Company has not entered into such transactions. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No.
142. The Company has implemented the provisions of SFAS No. 142 and has concluded that the adoption does not have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact, SFAS No. 143 may have on its financial statements, but does not expect SFAS No. 143 to have a material impact on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company has implemented the provisions of SFAS No. 144 and has concluded that the adoption does not have a material impact on the Company's financial statements.

During April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of FASB No. 145 to have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

NOTE 3 INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At February 28, 2003 the Company had approximately $152,738 ($224,614 CDN) of unused Canadian net operating loss carryforwards for Canadian income tax purposes, which begin to expire in the year 2004. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                           GLOBAL GOLF HOLDINGS, INC.
                       (formerly FORESTINDUSTRY.COM,INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 28, 2003

NOTE 3 INCOME TAXES - CONTINUED
                                               February 28,
                                                  2003
                                             --------------
Deferred tax liability                        $    -
Deferred tax asset arising from:
  Net operating loss carryforwards               66,945
  Book depreciation in excess of
    tax depreciation
                                             --------------
                                                 66,945
Valuation allowance                             (66,945)
                                             --------------

NET DEFERRED TAXES                                 $  0

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

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of April, 2003

                           GLOBAL GOLF HOLDINGS, INC.
                                  (Registrant)
                               By:s/ Ford Sinclair
                               -------------------

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

Dated: April 21, 2003                    /s/ Ford Sinclair
                                         ------------------------------------
                                             Ford Sinclair, President