Form 10KSB
period 2003-05-31
GLOBAL GOLF HOLDINGS INC /DE/
filed 2003-10-21
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2003 , 2002.
[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. ____________________
GLOBAL GOLF HOLDINGS, INC. (Name of small business issuer in its charter)
_____________________________________________

Delaware	98-0207081
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

8893 Brooke Road Delta, British Columbia, Canada	V4C 4G5
(Address of Principal Executive Offices)	(Zip Code)
Issuer's Telephone Number (877) 977-2299

Securities registered under Section 12(g) of the Act:	None
Securities to be registered under Section 12(g) of the Act:	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

Issuer's revenues for its most recent fiscal year: $ 6,165.00.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 26, 2003, $553,643.46.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 26, 2003, there were 9,227,391 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

This Form 10-KSB consists of 47 Pages.

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

GLOBAL GOLF HOLDINGS, INC.

Part I.

Any forward looking statements contained herein involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expects," "plan," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Item 1.

Description of the Business

History of the Company .

Global Golf Holdings, Inc. ("we," "us," "our," or the "Company") was incorporated on December 18, 1997 pursuant to the laws of the State of Delaware under the name of Autoeye, Inc.

On February 25, 2000, as part of an acquisition of The Forest Industry Online Inc., we changed our name to forestindustry.com, Inc. Prior to this acquisition, our Company was inactive.

On October 25, 2002, we entered into a share exchange agreement with Golflogix Systems Canada, Inc. ("GolfLogix"), a British Columbia, Canada corporation which was incorporated in February 2000, as West Coast Electric Distributors, Inc.

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

After our acquisition of GolfLogix, on November 30, 2002, we entered into a stock purchase agreement with Cherry Point Consulting, resulting in a divestiture of the assets of Forest Industry Online. Under the agreement, Cherry Point Consulting purchased shares of Forest Industry Online and assumed all of the related assets and liabilities of the same. In December 2002, we changed our name to Global Golf Holdings, Inc.

Subsequent Events :

On June 27, 2003, the Company paid $50,000 to execute an exclusive licensing agreement for the distribution of the GolfLogix system for Western Canada.

Government Regulations

We are not subject to any extraordinary governmental regulations. This may change in the future if we acquire or merge with a company that is subject to such regulations.

Item 2.   Description of the Property .

The Company currently owns no real property and pays no rent for the use of the office of Ford Sinclair, the Company's President and Director.

Item 3. Legal Proceedings .

There are currently no legal matters pending.

Item 4. Submission of Matters to a Vote of Security Holders .

A shareholder meeting was not held during fiscal year 2003.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

From December 1999, the Company's common stock has been quoted on the OTC Bulletin Board. The Company was initially quoted under the symbol "AUYE". After February 25, 2000, the Company was quoted as "FXCH", and after May 29, 2001, the Company was quoted under the symbol "FTIC". Subsequent to the above stated transaction between forestindustry, Inc. and the Company, the name of the Company was changed and the stock symbol changed to "GGLF".

A trading market for the Company's common stock only developed on March 1, 2000. Prior to that date, there was no public market for the Company's common stock.

The below prices, prior to May 31, 2001, have not been adjusted to give effect to the one-for-ten share consolidation effective June 1, 2001.

The Company's Common Stock is quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "GGLF". The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2001	Low	High
As of February 28, 2001	$.09	.14
As of May 31, 2001	.02	.04
As of August 31, 2001	.29	.29
As of November 30, 2001	.15	.15

2002	Low	High
As of February 28, 2002	$.13	.13
As of May 31, 2002	.13	.13
As of August 31, 2002	.13	.13
As of November 30, 2002	.07	.47

2003	Low	High
As of February 28, 2003	$.08	.23
As of May 31, 2003	.06	.21

To date, the Company has not declared or paid dividends on its Common Stock.

As of May 31, 2003, there were approximately 67 shareholders of record (in street name) of the company's Common Stock.

Sales of Unregistered Stock

As of May 31, 2003, the Company had 7,134,058 shares issued and outstanding.

During the year ended May 31, 2003, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows: (1) 125,000 common shares were issued to Robert Wilson pursuant to the October 25, 2002 share exchange agreement; (2) 375,000 common shares were issued to Nicole Sinclair pursuant to the October 25, 2002 share exchange agreement; and 2 million common shares were issued to Ford Sinclair pursuant to the October 25, 2002 share exchange agreement.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

Critical Accounting Policies . Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

OVERVIEW

Global Golf Holdings, Inc. ("we," "us," "our," or the "Company") was incorporated on December 18, 1997, pursuant to the laws of the State of Delaware under the name of Autoeye Inc. On February 25, 2000, as part of an acquisition of The Forest Industry Online Inc., we changed our name to forestindustry.com, Inc. Prior to this acquisition, our Company was inactive. On October 25, 2002, we entered into a share exchange agreement with Golflogix Systems Canada Inc. (GolfLogix"), a British Columbia, Canada corporation which was incorporated in February 2000, as West Coast Electric Distributors, Inc. Under the terms of the Share Exchange Agreement, we acquired all of the outstanding shares of GolfLogix in exchange for 2,500,000 shares of our common stock. As a result, GolfLogix is now a wholly owned subsidiary of our Company.

Prior to the acquisition of Golflogix, our business activities included designing web sites and operating and maintaining a computer internet web site for companies associated with the forest and wood product industries. However, subsequent to the acquisition of this business we failed to generate profitability and incurred negative cash flows from operations.

Our inability to generate profits and avoid negative cash flow continues to this day. We incurred a loss of ($680,794) for our fiscal year ending May 31, 2003. Operations were financed mainly through the issuance of our securities and our future operations were dependent upon continued external funding and our ability to increase revenues and reduce expenses.

GolfLogix is a distributor of golfing merchandise and has entered into an agreement to purchase an exclusive licensing right to market and distribute the GolfLogix System in Canada.

After our acquisition of GolfLogix, on November 30, 2002, we entered into a stock purchase agreement with Cherry Point Consulting, resulting in a divestiture of the assets of Forest Industry Online. Under the agreement, Cherry Point Consulting purchased shares of Forest Industry Online and assumed all of the related assets and liabilities of the same. In December 2002, we changed our name to Global Golf Holdings, Inc.

Results of Operations . We generated $6,165 in revenues during the twelve month periods ended May 31, 2003 versus $294,930 for the same period on 2002.

Selling, General and Administrative . SG&A expenses arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with the acquisition of GolfLogix and subsequent sale of Forest Industry Online and other minimal interest expenses on outstanding debt. As a result, we incurred a net loss of $680,794 during the twelve month period ended May 31, 2003 (approximately $.14 per share).

Plan of Operation . Our current operations are generated through our wholly owned subsidiary, GolfLogix, which is engaged in the business of selling and servicing the xCaddie Handheld GPS System, which is a device which measures yardage to the middle of a green from anywhere on the golf course by use of satellite technology. All references in this report to our business activity relate to GolfLogix. We believe that the xCaddie Handheld GPS System is the smallest, most effective handheld GPS tracking and distance system solution for the golf industry.

On January 24, 2003, we signed a preliminary agreement to obtain the right to market the xCaddie Handheld GPS System from GolfLogix, Inc., a privately held Arizona corporation ("GLI"), pursuant to an exclusive 5 year licensing agreement for the distribution of the system. This Agreement provided the Company with the right to market the xCaddie to the Province of British Columbia, Canada, as well as the balance of Canada. This agreement required that we pay GLI a $25,000 licensing fee ("Fee One") applicable to British Columbia. We were also obligated to pay a one time $100,000 fee ("Fee Two") on or before March 15, 2003, to secure the rights to the balance of Canada. Additionally, to maintain our rights in and to British Columbia, we were required to purchase $100,000 in product from GLI within the initial 18 months following the date of the agreement, with an additional $100,000 in equipment purchases each 12 month period thereafter.

The Company failed to tender FeeTwo. Therefore, we lost our exclusive rights to distribute the xCaddie for Eastern Canada.

Subsequent Events . On June 27, 2003, the Company executed an exclusive licensing agreement for the distribution of the GolfLogix system for Western Canada. This agreement as reached in order to protect the Company's exclusive rights with respect to the xCaddie in light of the fact that the aforementioned January 24, 2003 agreement was breached by the Company as a result of the failure to tender Fee Two.

The June 27, 2003 agreement called for a fifty thousand US Dollar licensing fee which was paid in full. The Agreement also called for minimum purchase requirements for equipment and minimum unit installations for the term of the license. The Company is current with respect to the June 27, 2003 agreement.

The end result for the Company is that the Company now has the right to exclusively distribute the xCaddie product for Western Canada. However, it should be noted that the Company has minimum equipment purchasing requirements and minimum installation requirements in order to maintain its exclusivity to the xCaddie license. SHOULD THE COMPANY FAIL TO DELIVER ENOUGH INSTALLATIONS OR FAIL TO PURCHASE ENOUGH XCADDIE UNITS, THE COMPANY COULD LOSE ITS EXCLUSIVE LICENSE.

Sales and Marketing . In order to market our golf related products, we intend to employ a combination of an in-house direct sales force, along with independent distributors who are already engaged in selling golf related products to our target market, including public and private golf courses and standalone practice facilities. As of the date of this report, we have one in-house salesman and are in the process of hiring an additional 2 salespersons. It is anticipated that these in-house representatives will concentrate on selling our product in British Columbia. Our golf course sales department will be responsible for prospecting, securing golf courses, installing and training staff and management for the GolfLogix system. Our sales manager will oversee all sales functions in Canada.

Our sales force will initially concentrate on closing the larger golf course management companies within the Western Canadian market. Additionally, we intend to also concentrate on gaining acceptance of the system from golf teaching professionals. We believe that this will increase exposure of our products, as well as adding credibility and aid in developing relationships with other golf courses across Canada. Because year round play is available in the southwest region of British Columbia, we intend to emphasize this region in our initial sales and marketing activities. Because of year round play, our system can generate additional revenue per course. This additional revenue is expected to be derived as a result of our system increasing the pace of play, thus providing the larger, busier golf courses with the opportunity to generate additional revenue from additional rounds they can sell to other golfers.

Once our system has been accepted by the golfing community in British Columbia, the balance of our sales activities throughout Canada will be addressed by our sale to independent distributors who are already engaged in the golf industry. We intend to sell a non-exclusive license to these distributors, who will pay us a fee for this license.

Liquidity and Capital Resources . At May 31, 2003, we had $950 in cash and total current assets of $2,674. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. Since our acquisition of GolfLogix, we have attempted to reduced expenses to cover monthly cash requirements. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Trends . Once considered a sport for the affluent, golf has moved into the mainstream of sports and is being embraced by all facets of the population. This explosive growth is seen by the increase in development of golf course facilities and a new trend in the last five years, Standalone Practice Facilities. This is forcing golf facilities into a much more competitive market for both attracting and retaining golfers, creating an opportunity for companies to market new and innovative products which address these concerns.

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

Inflation . Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending May 31, 2003.

E. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

In spite of the fact that the current obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate .

We intend to fund the Company and attempt to meet corporate obligations by selling common stock. However the Company's common stock is at a very low price and is not actively traded.

F. Results of Operations for the Year Ended May 31, 2003 as Compared to May 31, 2002

1. Net Revenue . There was $6,165 revenue in 2003, and there was $294,930 in revenue for 2002.
2. Net Loss From Operations . There was 680,794 gross loss from operations for 2003 and a gross loss from operations of $392,124 for 2002.
3. Operating Expenses . Operating expenses were $261,942. These monies were paid for professional fees, consulting services related to the operations of the Company's business and other general and administrative expenses.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to fluctuations in the price of our common stock due to the very limited cash resources we have. For example, the Company has very limited resources to pay legal and accounting professionals. If we are unable to pay a legal or accounting professional in order to perform various professional services for the company, it may be difficult, if not impossible, for the Company to maintain its reporting status under the '34 Exchange Act. If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become "delisted" and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

Item 7. Financial Statements.

Index to Global Golf Holdings, Inc. Financial Statements May 31, 2003

CONTENTS

PAGE

INDEPENDENT AUDITORS' REPORT	18

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET	19
CONSOLIDATED STATEMENTS OF OPERATIONS	20
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	21
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	22
CONSOLIDATED STATEMENTS OF CASH FLOWS	23
NOTES TO FINANCIAL STATEMENTS	24-33

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Forestindustry.com, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Forestindustry.com, Inc. and Subsidiary (the "Company") for the year ended May 31, 2002. These consolidated financial statements are the responsibility of the Company 's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Forestindustry.com, Inc. and Subsidiar y for the year ended May 31, 2002, in conformity with accounting principles generally accepted in the United States.

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

/s/ Watson Dauphinee & Masuch
Chartered Accountants

Vancouver, B.C., Canada
August 30, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Global Golf Holdings, Inc. (formerly Forestindustry.com)
Delta, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of Global Golf Holdings, Inc. and Subsidiary as of May 31, 2003, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Golf Holdings, Inc. and Subsidiary as of May 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying 2003 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit of $2,401,485 at May 31, 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC
Seattle, Washington

October 10, 2003

GLOBAL GOLF HOLDINGS, INC.
(FORMERLY FORESTINDUSTRY.COM, INC.)
CONSOLIDATED BALANCE SHEET
May 31, 2003

ASSETS
Current Assets
Cash	$950
Accounts receivable	1,724

Total current assets	2,674
Equipment, net	58,307
Option to Purchase Exclusive License	295,260
Goodwill	82,017

$438,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$94,335
Due to stockholders	124,988
Demand loans payable	38,299

Total current liabilities	257,622
Stockholders' Equity
Common stock, $0.0001 par value, 30 million shares
authorized, 7,134,058 shares issued and outstanding	519
Preferred stock, $0.0001 par value, 5 million shares
authorized, no shares outstanding
Additional paid-in capital	2,346,526
Accumulated deficit	(2,401,485)
Accumulated other comprehensive income	235,076

Total stockholders' equity	180,636

$438,258

See Notes to Consolidated Financial Statements
20

GLOBAL GOLF HOLDINGS, INC.
(FORMERLY FORESTINDUSTRY.COM, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended May 31, 2003 and 2002

	2003	2002

Revenues
Equipment rents	$1,524	$-
Other revenue	4,641

Total revenues	6,165
Operating expenses	261,942
Impairment of option to purchase exclusive license	419,050
Impairment of equipment		10,597

Loss from operations	(674,827)	(10,597)
Other income (expense)
Interest expense	(3,672)

Loss from continuing operations	(678,499)	(10,597)
Discontinued operations
Loss from operations of the discontinued segment,
including gain on disposal of $3,083 in 2003	(2,295)	(381,527)

Net loss	$(680,794)	$(392,124)

Net income (loss) per share
(Basic and fully diluted)
Continuing operations	$(0.14)	$(0.01)
Discontinued operations	0.00	(0.24)

Net loss per share	$(0.14)	$(0.25)

Weighted average number of common
shares outstanding	4,687,808	1,598,318

See Notes to Consolidated Financial Statements
21

GLOBAL GOLF HOLDINGS, INC.
(FORMERLY FORESTINDUSTRY.COM, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended May 31, 2003 and 2002

	2003	2002

Net loss	$(680,794)	$(392,124)
Other comprehensive income (loss)
Foreign currency translation adjustment	230,540	(5,478)

Comprehensive loss	$(450,254)	$(397,602)

See Notes to Consolidated Financial Statements
22

GLOBAL GOLF HOLDINGS, INC.
(FORMERLY FORESTINDUSTRY.COM, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended May 31, 2003 and 2002

	Common Stock		Preferred Stock		Additional		Foreign Currency

	Number of		Number of		Paid-in	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance, May 31, 2001	1,521,058	$152	-	$-	$1,183,434	$(1,328,567)	$10,014	$(134,967)
Common stock issued for debt	100,000	10			54,454			54,464
Translation adjustment							(5,478)	(5,478)
Net loss						(392,124)		(392,124)

Balance, May 31, 2002	1,621,058	162			1,237,888	(1,720,691)	4,536	(478,105)
Common stock issued for:
Cash	1,650,000	105			293,570			293,675
Acquisition of subsidiary	2,500,000	160			590,026			590,186
Services and expenses	1,113,000	75			175,008			175,083
Exercise of warrants	250,000	17			50,034			50,051
Translation adjustment							230,540	230,540
Net loss						(680,794)		(680,794)

Balance, May 31, 2003	7,134,058	$519	-	$-	$2,346,526	$(2,401,485)	$235,076	$180,636

See Notes to Consolidated Financial Statements
23

GLOBAL GOLF HOLDINGS, INC.
(FORMERLY FORESTINDUSTRY.COM, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 2003 and 2002

	2003	2002

Cash Flows from Operating Activities
Net loss	$(680,794)	$(392,124)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	2,826	55,446
Impairment of option to purchase exclusive license	419,050
Impairment of equipment		10,597
Gain on sale of discontinued segment	(3,083)
Issuance of common stock for services and
expenses	175,083
Change in operating assets and liabilities
Accounts receivable	62,271	15,768
Inventory	1,148	7,389
Prepaid expenses		141
Accounts payable and accrued expenses	(305,551)	102,248
Unearned revenues	(55,259)	1,835

Net cash used in operating activities	(384,309)	(198,700)

Cash Flows from Investing Activities
Purchase of equipment	(55,490)
Cash Flows from Financing Activities
Proceeds from promissory and demand loans		70,479
Payments on demand loans and other debt	(113,744)
Advances from stockholders	58,632	101,150
Proceeds from issuance of stock	293,675
Proceeds from exercise of stock warrants	50,051

Net cash provided by financing activities	288,614	171,629

Foreign exchange effect on cash	151,655

Net change in cash	470	(27,071)

Cash at the beginning of the period	480	27,551

Cash at the end of the period	$950	$480

Cash paid for interest	$3,672	$12,214

Cash paid for income taxes	$-	$-

See Notes to Consolidated Financial Statements
24

NOTES TO FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Operations

Global Golf Holdings, Inc. (formerly known as forestindustry.com, Inc.) (the "Company"), a Delaware corporation, currently operates in a single business segment specializing in the marketing, rental, and distribution of golf merchandise. Prior to the stock exchange transactions described below, the Company through a wholly-owned Canadian subsidiary, Forest Industry Online, Inc. ("Forest"), designed websites for companies associated with the forest and wood product industries. Due to continued net losses and limited financing options in this industry, the Company changed its business model. On October 25, 2002, the Company entered into a share exchange agreement to acquire all of the outstanding shares of Golflogix Systems Canada, Inc. ("Golflogix"), a British Columbia, Canada, corporation, in exchange for 2,500,000 shares of the Company's common stock. See Note 6 for additional information on this acquisition. On November 30, 2002, the Company sold all of the issued and outstanding shares of Forest and exited this business segment.

Going Concern

The Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit of $2,401,485 at May 31, 2003. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing to promote and build the Company's golf segment; (b) attempting to raise additional capital and/or other forms of financing; and (c) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

Consolidation

The accompanying consolidated financial statements include the accounts of Global Golf Holdings, Inc. and its wholly-owned subsidiaries, Golflogix and Forest. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from these estimates.

Cash

Cash consists of a checking account held at a financial institution.

Accounts Receivable

Accounts receivable consists of amounts due from customers located primarily in Western Canada. The Company considers accounts greater than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is generally written off against the receivable. As of May 31, 2003, management believes no allowance for uncollectible accounts is necessary.

Equipment

Equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. During 2002, management determined that certain equipment was impaired and recorded an impairment loss of $10,597.

Intangibles

Intangible assets consist of goodwill and an option to purchase the exclusive license rights to market and distribute the "xCaddie Handheld GPS System" throughout various defined geographic locations. Both of these assets have indefinite useful lives and are tested annually for impairment. As the option rights to various geographic areas are surrendered, a proportionate share of the option is considered impaired. In the future, as the option rights are exercised, the cost of the license plus a proportionate share of the capitalized option cost is capitalized to the license and amortized over the term of the purchased license agreement. At May 31, 2003, management considered the option partially impaired and recorded an impairment loss of $419,050, primarily since the rights to the Eastern Canada area were surrendered.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Warrants, stock options, and common stock issuable upon conversion of the Company's preferred stock were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, accounts payable, due to stockholders, and demand loans payable. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature.

Foreign Currency Translation

The Company translates foreign assets and liabilities of its Canadian subsidiary at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income, until all or a part of the investment in the subsidiary is sold or liquidated. At May 31, 2003 and 2002, foreign currency translation adjustments totaled $230,540 and $(5,478), respectively. Translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Revenue Recognition

Revenue from equipment rentals is reported on the straight-line basis over the noncancelable lease term as it becomes receivable according to the provisions of the lease.

Revenues from discontinued operations consisting of website advertising and hosting were recorded on the billed basis. Customers were invoiced on a quarterly basis in advance for advertising and hosting spaces. Revenues on fixed contract website designs were recognized on the percentage-of-completion method of accounting.

Comprehensive Income and Loss

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive gain and loss, which currently includes only foreign currency translation adjustments, is shown as a component of stockholders' equity.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will have no material impact on its financial condition or results of operations.

Stock-Based Compensation

The Company has a stock-based equity incentive plan, which is described more fully in Note 8. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted. The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

The proforma information (as if SFAS No. 123 had been adopted) from the options is as follows:

	2003	2002

Net loss as reported	$(680,794)	$(392,124)
Compensation expense from stock options under SFAS No. 123	-	(486)

Proforma net loss	$(680,794)	$(392,610)

Proforma loss per common share, basic and diluted	$(0.14)	$(0.25)

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be receivable against future taxable income.

Reclassifications

Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

Note 2. Equipment, net

Equipment balances at May 31, 2003, are as follows:

Office equipment	$7,568
Equipment held for rent	55,490

63,058
Less: accumulated depreciation	(4,751)

$58,307

Note 3. Due to Stockholders

The Company has outstanding advances from three stockholders at May 31, 2003. Amounts due to stockholders are unsecured, due on demand, and have no stated rates of interest.

Note 4. Demand Loans Payable

There are two demand loans payable to two individuals at May 31, 2003. Both notes are unsecured, due on demand, and have no stated rate of interest.

Note 5. Income Taxes

The difference between the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and asset impairment. Net operating loss carryovers may be limited under the Internal Revenue Code should a significant change in ownership occur.

At May 31, 2003, the Company had approximately $423,000 (expressed in U.S. dollars at May 31, 2003) of unused Canadian net operating loss carryforwards for Canadian income tax purposes, which begin to expire in the year 2008. A deferred tax asset has been offset by a full valuation allowance. The components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax liability	$-
Deferred tax assets arising from:
Net operating loss carryforwards	150,600
Asset impairment	143,600

294,200
Valuation allowance	(294,200)

Net deferred taxes	$-

The valuation allowance decreased by $369,775 from May 31, 2002 to May 31, 2003.

Note 6. Acquisition of Golflogix

On October 25, 2002, the Company acquired all of the issued and outstanding shares of Golflogix Systems Canada, Inc. ("Golflogix") in exchange for 2,500,000 common shares of the Company. Golflogix has an option to purchase an exclusive license to market, rent, and distribute the xCaddie Handheld GPS System. The acquisition was accounted for using the purchase method. Due to this acquisition, the Company recorded $71,744 (expressed in U.S. dollars at the date of the acquisition) of goodwill which is the amount by which the liabilities exceeded the assets acquired. Goodwill is expected to be deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

Current assets	$26,837
Capital assets	30,070
Option to purchase exclusive license	645,698
Goodwill	71,744

Total assets acquired	774,349

Current liabilities	137,393
Long-term liabilities	46,770

Total liabilities assumed	184,163

Net assets acquired	$590,186

From October 26, 2002 forward, the Company's consolidated statement of operations includes the revenues and expenses of Golflogix. Combining Golflogix's operating results for the years ended May 31, 2003 and 2002, with those of the Company results in the following proforma data:

	2003	2002

Revenue	$24,887	$389,805
Expenses	(762,927)	(811,954)

Proforma net loss	$(738,040)	$(422,149)

Proforma loss per share	$(0.16)	$(0.26)

This proforma information may not be indicative of the actual results of the acquisition. The proforma information is based on the historical financial statements of the Company and Golflogix and has been prepared to illustrate the effects of the combination of the Company and Golflogix as if the combination occurred June 1, 2001.

The proforma information is based on available information and certain assumptions that management believes are reasonable. It should be read in connection with the historical financial statements of the Company.

Note 7. Discontinued Operations

On November 30, 2002, the Company sold all of the issued and outstanding shares of Forest and accordingly, operating results of this segment have been presented as discontinued operations in these financial statements for 2003 and 2002. During 2003 and 2002, operations from this business segment generated revenues of approximately $50,000 and $300,000, respectively.

Note 8. Stock-Based Compensation

Stock Options

In 2000, the Company adopted a fixed stock option plan (as amended) that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and non-employees to acquire up to 50,000 shares of the Company's common stock. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule.

Issued to Employees

In February 2000, the Company granted options to purchase a total of 2,900 shares of the Company's common stock at a price of $4.00 per share to employees of the Company. The options vested on February 28, 2001, and were scheduled to expire in 2005. By May 31, 2003, all of the remaining stock options were forfeited as employees left the Company.

In June 2000, the Company granted options to purchase a total of 5,400 shares of the Company's common stock at a price of $2.00 per share to employees of the Company. The options vested on June 11, 2001, and were scheduled to expire in 2005. By May 31, 2003, all of the remaining stock options were forfeited as employees left the Company.

As discussed in Note 1, the Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, because the fair value of common stock at the measurement date is not greater than the option exercise price.

Proforma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 600%; and an expected life of the options of 2.5 years.

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

Issued to Non-Employees

On May 26, 2000, the Company granted options to purchase a total of 4,000 shares of the Company's common stock at a price of $2.00 per share to non-employees of the Company. The options vested on May 1, 2001, and were scheduled to expire in 2005. All outstanding options were surrendered in 2003. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," using the fair value method.

Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the period ended May 31, 2003 and 2002, are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, May 31, 2001	10,900	$1.80
Granted	-	-
Forfeited	(3,850)	1.45

Outstanding May 31, 2002	7,050	1.99
Granted	-	-
Forfeited	(7,050)	1.99

Outstanding, May 31, 2003	-

Options exercisable at end of May 31, 2003	-

Stock and Stock Option Split

The Company consolidated its share capital on June 1, 2001, by way of a reverse stock split on the basis of one new common stock for each ten old common stocks. All share and per share information have been adjusted for all periods presented to reflect the reverse stock split.

The Company also consolidated its existing stock option plan on June 1, 2001, by way of a reverse stock option split on the basis of one new stock option for each ten old stock options. All stock option information has been adjusted for all periods presented to reflect the reverse stock option split. The exercise price was not changed with the stock option consolidation.

Note 9. Lease Revenue

The company leases the xCaddie Handheld GPS System to golf courses through operating leases with noncancelable three-year terms. In 2003, all equipment rental revenue was from one golf course located in Western Canada. Lease payments to be received are as follows for the years ended May 31:

2004	$12,886
2005	12,886
2006	11,275

Note 10. Related Party Transactions

	2003	2002

Management fees charged by the former President of the Company for management, administration and supervision services	$-	$29,307

Management fees charged by the former Directors of the Company for management, administration and supervision services	-	61,219

Interest accrued and payable to former shareholders for funds loaned to the Company	-	1,594

Amounts owed to the former President and former Directors of the Company for management fees and expense reimbursements	-	90,782

Note 11. Subsequent Event

On June 27, 2003, the Company executed an exclusive ten-year licensing agreement for the distribution of the xCaddie Handheld GPS for Western Canada. This agreement required a one-time licensing fee of $50,000. The agreement also requires minimum equipment purchases during the term of the license agreement. The Company is in the process of determining the appropriate amount of capitalized option cost to reclassify as part of the cost of the license.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company's current officers and directors consist of the following persons:

Name	Age	Office	Since
Ford Sinclair	37	Chairman, CEO	2002
Robin Hutchison	48	Secretary, Director	2002
Ron Ericson	60	Director	2003

Ford W. Sinclair . Ford has over 15 years of Sales and Marketing experience. Founder of Late Night Productions in 1984 and sold in 1996. In 1988, Ford created Teletalk Communications, which later was acquired by a competitor in 1990. Ford spent from 1990 to 1997 sub-contracting to a variety of startup companies to develop Sales and Marketing plans that developed into Senior Vice President of UBS Distribution. He founded in 1999 West Coast E.V., Inc. which was renamed in 2000 to GolfLogix Systems Canada, Inc.

R.B. (Rob) Hutchison . Rob has over 20 years experience in the IT industry and has founded and number of both Canadian and US based companies. Notably, Rob was the co-founder of eCharge Corporation a Seattle WA based company specializing in alternative payment methods for the internet. Rob held numerous positions within eCharge from Chief Technical Officer to President. Rob was an integral part of the eCharge finance team that raised in excess of ninety (90) million dollars. In his capacity as CTO, Rob pioneered unique digital certificate technology that enabled eCharge to claim that it was able to provide secure and virtually fraud proof internet commerce transactions. Following eCharge, Rob has assisted a number of Internet based start ups including Bit Learning and VIAVIS, Inc. Rob is a member of the Board of Directors of Golden Goliath Resources a TSX company and Serebra Learning Corporation also a TSX listed company.
Prior to co-founding eCharge, Rob Hutchison was President of SNI Corporation, which specialized in the integration of SUN Microsystems UNIX based systems and Internet & Firewall Security. SNI Corporation served as lead architects of BC Telephone's Sympatico Internet service. He also served as the Western Regional Director of Sales & Operations for Everex Canada Inc.
Rob has an extensive technology background and has consulted for many Western Canadian Fortune 500 companies in both network security and the utilization of the Internet for corporate services.

Ronald P. Erickson . Ronald P. Erickson has served as Chief Executive Officer and a Director of Charge since October 1998. From October 1997 to October 1998, Mr Erickson also served as Chairman of the Board of Directors of the Company. From January 1996 through August 1998, Mr. Erickson was Chairman of the Board of Directors and Chief Executive Officer of GlobalTel Resources, Inc., an international provider of telecommunications services, messaging and intranet solutions. From September 1994 to January 1996, Mr. Erickson was Managing Director of GlobalVision LLC, a consulting firm. Mr. Erickson was also a co-founder of Egghead Software, where he was variously, Chairman, Vice Chairman, President and Chief Executive Officer from 1992-1994. Mr. Erickson was a co-founder of MicroRim, a relational database software development company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended May 31, 2003 and May 31, 2002, respectively, to the Company’s Chief Executive Officer and President during such periods.

Summary Compensation Table

Executive Compensation:

Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
CEO	2003	-	-	-	-	-	-	-
Total:	-	-	-	-	-	-	-	-
Directors as a Group	-	-	-	-	-	-	-	-

Options/SAR Grants in the Last Fiscal Year: N/A

Employment Agreements

Chief Executives Officer’s compensation : During fiscal year 2003, Ford Sinclair did not draw a salary nor did the Company accrue a salary for any obligation.

Compensation of Directors :

Directors receive no remuneration for their services as directors at this time. The Company has adopted no retirement, pension, profit sharing or other similar programs.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of September 20, 2003 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address	Shares Beneficially Owned (1)	Percent of Class
Ford Sinclair	2,325,000	25.19%
Rob Hutchison	500,000	5.4%
Ron Ericson	0	0

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, the company believes that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.

Item 12. Certain Relationships and Related Transactions

N/A

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibits No. 3.1-3.2 to the Company's Form SB-2 filed on May 19, 2000
4.1	Stock Option Plan	Incorporated by reference to Exhibit No. 4.1 to the Company's Form SB-2 filed on May 19, 2000
4.2	Amended 2000 Stock Option Plan	Incorporated by reference to Exhibit No. 4.2 to the Company's Form 10KSB filed on August 31, 2000
10.1	Share Purchase Agreement with Teaco	Incorporated by reference Properties, Ltd., Joe Perraton and to ExhibitNo. 10.1 to the Lara Perraton Company's Form SB-2 filed on May 19, 2000
10.2	Perraton Employment Agreement	Incorporated by reference to Exhibit No. 10.2 to the Company's Form 10KSB filed on August 31, 2000
10.3	Consulting Agreement with Todd Hilditch	Incorporated by reference to Exhibit No. 4.2 to the Company's Form 10KSB filed on August 31, 2000
10.4	Consulting Agreement with Summit Media Partners Inc.	Incorporated by reference to Exhibit No. 4.2 to the Company's Form 10KSB filed on August 31, 2000
10.5	Consulting Agreement with Joe Perraton	Previously filed and incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-56426) filed on March 2, 2001.
16.1	Letter regarding Changes in Certifying Accountant	Incorporated by reference to Exhibit No. 16.1 to the Company's Form 8-K filed on March 8, 2000
99.1	CEO and CFO certification	Filed herewith

(b) Reports on Form 8-K for the year ended May 31, 2003:

  On February 4, 2003, we filed a report on Form 8-K advising that the Company decided not to proceed with Grant Thornton LLP as the Company's certifying auditor, and that Ronald Chadwick CPA would be the Company's certifying auditor.

  On January 22, 2003, we filed a Form 8-K advising that Watson Dauphinee and Masuch had resigned as the Company's certifying auditor.
  On October 25, 2002, we filed a report on Form 8-K, advising of the closing of the Share Exchange Agreement described hereinabove and the acquisition of GolfLogix Systems Canada, Inc., as well as the change in control of our Company as a result thereof.
  On September 30, 2002, we filed a report on Form 8-K, advising of the closing of a public offering undertaken under prior management.

Item 14. Controls and Procedures

A. Evaluation of disclosure controls and procedure .
Under the supervision and with the participation of our management, currently consisting of Ford Sinclair, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Global Golf Holdings, Incorporated

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL GOLF HOLDINGS INCORPORATED

(Registrant)

Date: October _____, 2003	By:	/s/ Ford Sinclair

Ford Sinclair
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)