Form 10-K/A
period 2003-05-31
GLOBAL GOLF HOLDINGS INC /DE/
filed 2003-10-28
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FIRST AMENDED
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

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Global Golf Holdings, Inc. (the "Company") on Form 10-KSB for the quarter ended May 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Ford Sinclair, the President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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