Form 10QSB
period 2003-08-31
GLOBAL GOLF HOLDINGS INC /DE/
filed 2003-11-03
CIK 1052671

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934
For Quarter Ended: August 31, 2003

Commission File Number: 0-26673

GLOBAL GOLF HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)
Delaware

(State or other jurisdiction of incorporation or organization)
98-0207081

(IRS Employer Identification No.)
8893 Brooke Road
Delta, British Columbia, Canada

(Address of principal executive offices)
V4C 4G5
(Zip Code)

(604) 583-2036

(Issuer's Telephone Number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes _ X _ No ____.
The number of shares of the registrant's only class of common stock issued and outstanding, as of August 31, 2003 was 9,227,391 shares.

PART I
ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements for the three month period ended August 31, 2003, are attached hereto.

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
August 31, 2003
(Unaudited)

ASSETS
Current Assets
Cash	$ 488
Equipment, net	80,499
Product License, net	97,265
Option to Purchase Exclusive License	242,780
Goodwill	81,188

$ 502,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 90,407
Due to stockholders	122,026
Demand loans payable	7,942

Total current liabilities	220,375
Long-term Note Payable	34,296
Stockholders' Equity
Common stock, $0.0001 par value, 30 million shares
authorized, 9,227,391 shares issued and outstanding	673
Common stock issuable	61
Preferred stock, $0.0001 par value, 5 million shares
authorized, no shares outstanding
Additional paid-in capital	2,494,737
Accumulated deficit	(2,479,390)
Accumulated other comprehensive income	231,468

Total stockholders' equity	247,549

$ 502,220

See Notes to Financial Statements

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended August 31, 2003 and 2002
(Unaudited)

	2003	2002

Equipment rent revenue	$ 4,810	$ -
Operating expenses	69,947
Loss from operations	(65,137)
Other income (expense)
Interest expense	(12,768)

Loss from continuing operations	(77,905)	-
Discontinued operations
Loss from operations of the discontinued segment		(2,717)

Net loss	$ (77,905)	$ (2,717)

Net income (loss) per share
(Basic and fully diluted)
Continuing operations	$ (0.01)	$ (0.00)
Discontinued operations	0.00	(0.00)

Net loss per share	$ (0.01)	$ (0.00)

Weighted average number of common
shares outstanding	8,759,275	1,598,318

See Notes to Financial Statements

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended August 31, 2003 and
2002
(Unaudited)

		2003	2002

Net loss		$ (77,905)	$ (2,717)
Other comprehensive income (loss)
Foreign currency translation adjustment		(3,608)	10,887

	Comprehensive income (loss)	$ (81,513)	$ 8,170

See Notes to Financial Statements

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from May 31 2003 to August 31, 2003
(Unaudited)

	Common Stock		Common Stock Issuable		Preferred Stock				Foreign
	Number		Number		Number		Additional		Currency
	of		of		of		Paid-in	Accumulated	Translation
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance, May 31, 2003	7,134,058	$ 519	-	$ -	-	$ -	$2,346,526	$(2,401,485)	$ 235,076	$ 180,636
Common stock issued for:
Services and expenses	1,260,000	93					98,333			98,426
Cash	833,333	61					24,939			25,000
Common stock issuable
for cash			833,333	61			24,939			25,000
Net loss								(77,905)		(77,905)
Translation adjustment									(3,608)	(3,608)
	9,227,391	$ 673	833,333	$ 61	-	$ -	$2,494,737	$(2,479,390)	$ 231,468	$ 247,549

See Notes to Financial Statements

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2003 and
2002
(Unaudited)

	2003	2002

Cash Flows from Operating Activities
Net loss	$ (77,905)	$ (2,717)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation	230	9,088
Amortization	1,648
Issuance of common stock for services and
expenses	98,426
Change in operating assets and liabilities
Accounts receivable	1,707	9,218
Inventory		6
Prepaid expenses		(159)
Accounts payable	(393)	(9,737)
Unearned revenues		(4,981)

Net cash provided by operating activities	23,713	718
Cash Flows from Investing Activities
Purchase of equipment	(23,012)
Acquisition of license	(49,419)
Net cash used in investing activities	(72,431)
Cash Flows from Financing Activities
Proceeds from issuance of stock	50,000
Proceeds from demand loans	6,064
Payments on amounts due to stockholders	(6,000)
Net cash provided by financing activities	50,064
Foreign exchange effect on cash	(1,809)

Net change in cash	(463)	718
Cash at the beginning of the period	951	480

Cash at the end of the period	$ 488	$ 1,198

Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Operations

Global Golf Holdings, Inc. (the "Company"), a Delaware corporation, currently operates in a single business segment specializing in the marketing, rental, and distribution of golf merchandise. Prior to the stock exchange transactions described below, the Company through a wholly-owned Canadian subsidiary, Forest Industry Online, Inc. ("Forest"), designed websites for companies associated with the forest and wood product industries. Due to continued net losses and limited financing options in this industry, the Company changed its business model. On October 25, 2002, the Company entered into a share exchange agreement to acquire all of the outstanding shares of Golflogix Systems Canada, Inc. ("Golflogix"), a British Columbia, Canada, corporation, in exchange for 2,500,000 shares of the Company's common stock. See the Company's May 31, 2003, Form 10-KSB for additional information on this acquisition. On November 30, 2002, the Company sold all of the issued and outstanding shares of Forest and exited this business segment.

Consolidation

The accompanying consolidated financial statements include the accounts of Global Golf Holdings, Inc. and its wholly-owned subsidiaries, Golflogix and Forest (for 2002). All intercompany accounts and transactions have been eliminated.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended May 31, 2003 and 2002. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Intangibles

Intangible assets consist of goodwill and an option to purchase the exclusive license rights to market and distribute the "xCaddie Handheld GPS System" throughout various defined geographic locations. Both of these assets have indefinite useful lives and are tested annually for impairment. As the option rights to various geographic areas are surrendered, a proportionate share of the option is considered impaired. As the option rights are exercised, the cost of the license plus a proportionate share of the capitalized option cost is capitalized to the license and amortized over the term of the purchased license agreement. In June 2003, the Company exercised its option for Western Canada and purchased the license for $50,000 to market and distribute the xCaddie Handheld GPS System in this area. Accordingly, $48,913 of the option attributed to Western Canada was transferred to the cost of the license, the total of which is being amortized over the ten-year term of the license on a straight-line basis.

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

Stock-Based Compensation

The Company has a stock-based equity incentive plan, which is described more fully in the audited financial statements for May 31, 2003. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted. The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

The proforma information (as if SFAS No. 123 had been adopted) from the options is as follows:

For the Three Months Ended

	August 31, 2003	August 31, 2002

Net loss as reported	$ (77,905)	$ (2,717)
Compensation expense from stock options under SFAS No. 123	-	-

Proforma net loss	$ (77,905)	$ (2,717)

Proforma loss per common share, basic and diluted	$ (0.01)	$ (0.00)

Discontinued Operations

On November 30, 2002, the Company sold all of the issued and outstanding shares of Forest and accordingly, operating results of this segment have been presented as discontinued operations in these financial statements for 2002.

Note 2. Earnings Per Share

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

Note 3. Going Concern

The Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit of $2,479,390 at August  31, 2003. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Prior to the acquisition of Golflogix, our business activities included designing web sites and operating and maintaining a computer internet web site for companies associated with the forest and wood product industries. However, subsequent to the acquisition of this business we failed to generate profitability and incurred negative cash flows from operations. Our inability to generate profits and avoid negative cash flow continues to this day. We incurred a loss of ($77,905) for the quarter ending August 31, 2003.

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

Results of Operations . We generated $4,810 in revenues during the quarter ending August 31, 2003 versus $0 (related to our golf merchandising segment) for the same period in the prior fiscal year.

Selling, General and Administrative . SG&A expenses arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with the acquisition of GolfLogix and subsequent sale of Forest Industry Online and other minimal interest expenses on outstanding debt. As a result, we incurred a net loss of $77,905 during the three month period ending August 31, 2003 (approximately $.01 per share).

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

Liquidity and Capital Resources . At August 31, 2003, we had $488 in cash and total current assets of $488. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. Since our acquisition of GolfLogix, we have attempted to reduced expenses to cover monthly cash requirements. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

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

Inflation . Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the quarter ending August 31, 2003.

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

F.    Results of Operations for the Quarter Ending August 31, 2003 as Compared to August 31, 2002

1.    Net Revenue . There was $4,810 revenue in 2003, and there was $0 in revenue for 2002 (related to our golf merchandising segment).
2.    Net Loss From Operations . There was $65,137 gross loss from operations for the quarter ending August 31, 2003 and a gross loss from operations of $0 for the same period in 2002 (related to our golf merchandising segment).
3.    Operating Expenses . Operating expenses for the first three months of the fiscal year 2003 were $69,947. These monies were paid for professional fees, consulting services related to the operations of the Company's business and other general and administrative expenses.

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

ITEM 2. CHANGES IN SECURITIES - NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE.

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

On January 22, 2003, the Company filed, on Form 8-K, Item 4 and 7, a current report notifying the market that Watson Dauphinee & Masuch, Chartered Accountants, had resigned as the Company's independent auditors. Further, as of January 20, 2003, the Company had retained Grant Thornton LLP has the Company's independent auditors.

On February 4, 2003, the Company filed, on Form 8-K, Item 4, a current report notifying the market that Grant Thornton had not been retained as the Company's independent auditors. Watson Dauphinee & Masuch would remain the Company's independent auditors. On that same day, the Company filed an amended Form 8-K, Item 4, notifying the market that Ronald Chadwick CPA had been retained as the Company's independent auditor.

On October 31, 2003, the Company filed, on Form 8-K, a current report, Item 4 notifying the market that the Company had retained Peterson Sullivan PLLC of Seattle, Washington as the Company's independent auditors.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October, 2003.

GLOBAL GOLF HOLDINGS, INC.
(Registrant)

By: /s/ Ford Sinclair

Ford Sinclair, President

GLOBAL GOLF HOLDINGS, INC.
(Registrant)

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

Dated this October 28th, 2003      /s/ Ford Sinclair
            Ford Sinclair, President
Exhibit 99.1

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Global Golf Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Ford Sinclair, the President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this October 28th, 2003       /s/ Ford Sinclair
Ford Sinclair, President