Form 10QSB
period 2003-11-30
GLOBAL GOLF HOLDINGS INC /DE/
filed 2004-01-22
CIK 1052671

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934
For Quarter Ended: November 30, 2003

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
Yes X No ____.
The number of shares of the registrant's only class of common stock issued and outstanding, as of November 30, 2003 was 10,894,058 shares.

See Notes to Consolidated Financial Statements

PART I
ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements for the three month period ended November 30, 2003, are attached hereto.

See Notes to Consolidated Financial Statements

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
November 30, 2003
(Unaudited)

ASSETS
Current Assets
Cash	$ 3,958
Equipment, net	94,760
Product License, net	109,468
Option to Purchase Exclusive License	273,219
Goodwill	91,366

$ 572,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 116,408
Due to stockholders	139,024
Demand loans payable	20,876

Total current liabilities	276,308
Long-term Note Payable	40,902
Stockholders' Equity
Common stock, $0.0001 par value, 30 million shares
authorized, 10,894,058 shares issued and outstanding	747
Preferred stock, $0.0001 par value, 5 million shares
authorized, no shares outstanding
Additional paid-in capital	2,544,724
Accumulated deficit	(2,553,144)
Accumulated other comprehensive income	263,234

Total stockholders' equity	255,561

$ 572,771

See Notes to Consolidated Financial Statements

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended November 30, 2003 and 2002
(Unaudited)

	For the Three Months Ended November 30, 2003	For the Three Months Ended November 30, 2002	For the Six Months Ended November 30, 2003	For the Six Months Ended November 30, 2002

Equipment rent revenue	$ 7,208	$ -	$ 12,018	$ -
Operating expenses	77,114		147,061
Loss from operations	(69,906)		(135,043)
Other income (expense)
Interest expense	(3,848)		(16,616)

Loss from continuing operations	(73,754)	-	(151,659)
Discontinued operations
Loss from operations of the discontinued segment		(9,476)		(12,193)

Net loss	$ (73,754)	$ (9,476)	$ (151,659)	$ (12,193)

Net income (loss) per share
(Basic and fully diluted)
Continuing operations	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)
Discontinued operations	0.00	(0.00)	0.00	0.00

Net loss per common share	$ (0.01)	$ 0.00	$ (0.01)	$ (0.00)

Weighted average number of common
shares outstanding	10,894,058	3,554,391	10,479,267	2,587,725

See Notes to Consolidated Financial Statements

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended November 30, 2003 and
2002
(Unaudited)

	For the Three Months Ended November 30, 2003	For the Three Months Ended November 30, 2002	For the Six Months Ended November 30, 2003	For the Six Months Ended November 30, 2002

Net loss	$ (73,754)	$ (9,476)	$ (151,659)	$ (12,193)
Other comprehensive income (loss)
Foreign currency translation adjustment	31,766	(8,561)	28,158	2,326

Comprehensive income (loss)	$ (41,988)	$ (18,037)	$ (123,501)	$ (9,867)

See Notes to Consolidated Financial Statements

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from May 31, 2003 to November 30, 2003
(Unaudited)

	Common Stock		Preferred Stock				Foreign

	Number		Number		Additional		Currency
	of		of		Paid-in	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance, May 31, 2003	7,134,058	$ 519	-	$ -	$2,346,526	$(2,401,485)	$ 235,076	$ 180,636
Common stock issued for:
Services and expenses	2,510,000	165			160,762			160,927
Cash	1,250,000	63			37,436			37,499
Net loss						(151,659)		(151,659)
Translation adjustment							28,158	28,158

	10,894,058	$ 747	-	$ -	$2,544,724	$(2,553,144)	$ 263,234	$ 255,561

See Notes to Consolidated Financial Statements

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended November 30, 2003 and
2002
(Unaudited)

	2003	2002

Cash Flows from Operating Activities
Net loss	$ (151,659)	$ (12,193)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	243	12,403
Amortization	1,745
Issuance of common stock for services and
Expenses	160,762
Change in operating assets and liabilities
Accounts receivable	1,807	27,110
Inventory		1,115
Prepaid expenses
Accounts payable	10,650	(212,609)
Unearned revenues

Net cash used in operating activities	23,548	(184,174)
Cash Flows from Investing Activities
Purchase of equipment	(28,281)	(9,095)
Acquisition of license	(52,342)
Net cash used in investing activities	(80,623)	(9,095)
Cash Flows from Financing Activities
Proceeds from issuance of stock	37,436	165,000
Proceeds from demand loans	18,176
Net payments on note payable		(686)
Proceeds from stockholders	5,730
Payments on amounts due to stockholders	(4,587)
Net cash provided by financing activities	56,755	164,314
Foreign exchange effect on cash	3,327	504

Net change in cash	3,007	(28,955)
Cash at the beginning of the period	951	480

Cash (bank overdraft) at the end of the period	$ 3,958	$ (27,971)

Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

See Notes to Consolidated Financial Statements

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

The proforma information (as if SFAS No. 123 had been adopted) from the options is as follows:

For the Six Months Ended

	November 30, 2003	November 30, 2002

Net loss as reported	$ (151,659)	$ (12,193)
Compensation expense from stock options under SFAS No. 123	-	-

Proforma net loss	$ (151,659)	$ (12,193)

Proforma loss per common share, basic and diluted	$ (0.01)	$ (0.00)

Discontinued Operations

On November 30, 2002, the Company sold all of the issued and outstanding shares of Forest and accordingly, operating results of this segment have been presented as discontinued operations in these financial statements for 2002 (no revenues for 2002).

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

Note 3. Going Concern

The Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit of $2,553,144 at November 30, 2003. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Prior to the acquisition of Golflogix, our business activities included designing web sites and operating and maintaining a computer internet web site for companies associated with the forest and wood product industries. However, subsequent to the acquisition of this business we failed to generate profitability and incurred negative cash flows from operations. Our inability to generate profits and avoid negative cash flow continues to this day. We incurred a loss of ($77,905) for the quarter ending November 30, 2003.

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

Results of Operations . We generated $7208 in revenues during the quarter ending November 30, 2003 versus $0 (related to our golf merchandising segment) for the same period in the prior fiscal year.

Selling, General and Administrative . SG&A expenses arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with the acquisition of GolfLogix and subsequent sale of Forest Industry Online and other minimal interest expenses on outstanding debt. As a result, we incurred a net loss of $73,754 during the three month period ending November 30, 2003 (approximately $.01 per share).

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

Liquidity and Capital Resources . At November 30, 2003, we had $3,958 in cash and total current assets of $572,771. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. Since our acquisition of GolfLogix, we have attempted to reduced expenses to cover monthly cash requirements. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

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

Inflation . Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the quarter ending November 30, 2003.

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

F.    Results of Operations for the Quarter Ending November 30, 2003 as Compared to November 30, 2002

1.    Net Revenue . There was $7,208 revenue in 2003, and there was $0 in revenue for 2002 (related to our golf merchandising segment).
2.    Net Loss From Operations . There was $73,754 gross loss from operations for the quarter ending November 30, 2003 and a gross loss from operations of $0 for the same period in 2002 (related to our golf merchandising segment).
3.    Operating Expenses . Operating expenses for the third three months of the fiscal year 2003 were $77,114. These monies were paid for professional fees, consulting services related to the operations of the Company's business and other general and administrative expenses.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of January, 2004.

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

Dated this January 21, 2004  /s/ Ford Sinclair
                  Ford Sinclair, President

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Global Golf Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended November 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Ford Sinclair, the President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this January 21, 2004     /s/ Ford Sinclair
                  Ford Sinclair, President