Form 10QSB
period 2004-02-29
GLOBAL GOLF HOLDINGS INC /DE/
filed 2004-04-15
CIK 1052671

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: February 29, 2004

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

Yes X No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of April 12, 2004 was 26,548,248 shares.

PART I
ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements for the three month period ended February 29, 2004, are attached hereto.

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
February 29, 2004
(Unaudited)

ASSETS
Current Assets
Cash	$ 1,093
Equipment, net	86,493
Product License, net	100,494
Option to Purchase Exclusive License	250,839
Goodwill	83,883

$ 522,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 84,449
Due to stockholders	134,030
Demand loans payable	16,412

Total current liabilities	234,891
Long-term Note Payable	39,799
Stockholders' Equity
Common stock, $0.0001 par value, 30 million shares
authorized, 11,644,058 shares issued and outstanding	753
Preferred stock, $0.0001 par value, 5 million shares
authorized, no shares outstanding
Additional paid-in capital	2,574,718
Accumulated deficit	(2,565,148)
Accumulated other comprehensive income	237,789

Total stockholders' equity	248,112

$ 522,802

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended February 29, 2004 and February 28, 2003
(Unaudited)

	For the Three Months Ended February 29, 2004	For the Three Months Ended February 28, 2003	For the Nine Months Ended February 29, 2004	For the Nine Months Ended February 28, 2003

Equipment rent revenue	$ 1,715	$ -	$ 13,228	$ -
Operating expenses	18,097		159,127
Loss from operations	(16,382)		(145,899)
Other income (expense)
Interest expense	(2,536)		(17,764)

Loss from continuing operations	(18,918)		(163,663)
Discontinued operations
Loss from operations of the discontinued segment		(23,226)		(47,376)

Net loss	$ (18,918)	$ (23,226)	$ (163,663)	$ (47,376)

Net income (loss) per share
(Basic and fully diluted)
Continuing operations	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Discontinued operations	0.00	(0.00)	0.00	0.00

Net loss per common share	$ (0.01)	$ 0.00	$ (0.01)	$ (0.00)

Weighted average number of common
shares outstanding	11,611,091	5,969,058	10,704,246	6,071,058

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended February 29, 2004 and February 28, 2003
(Unaudited)

	For the Three Months Ended February 29, 2004	For the Three Months Ended February 28, 2003	For the Nine Months Ended February 29, 2004	For the Nine Months Ended February 28, 2003

Net loss	$ (18,918)	$ (23,226)	$ (163,663)	$ (47,376)
Other comprehensive income (loss)
Foreign currency translation adjustment	(25,445)	(6,473)	2,713	(4,147)

Comprehensive income (loss)	$ (44,363)	$ (29,699)	$ (160,950)	$ (51,523)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from May 31, 2003 to February 29, 2004
(Unaudited)

	Common Stock		Preferred Stock				Foreign

	Number		Number		Additional		Currency
	of		of		Paid-in	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance, May 31, 2003	7,134,058	$ 519	-	$ -	$2,346,526	$(2,401,485)	$ 235,076	$ 180,636
Common stock issued for:
Services and expenses	3,010,000	169			180,758			180,927
Cash	1,500,000	65			47,434			47,499
Net loss						(163,663)		(163,663)
Translation adjustment							2,713	2,713

	11,644,058	$ 753	-	$ -	$ 2,574,718	$(2,565,148)	$ 237,789	$ 248,112

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 29, 2004 and February 28, 2003
(Unaudited)

	2004	2003

Cash Flows from Operating Activities
Net loss	$ (163,663)	$ (47,376)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation	677	12,403
Amortization	1,685
Issuance of common stock for services and
expenses	180,758
Change in operating assets and liabilities
Accounts receivable	1,745	13,659
Inventory		(52,508)
Prepaid expenses
Accounts payable	11,901	(57,569)
Net cash provided by (used in) operating
activities	33,103	(131,391)
Cash Flows from Investing Activities
Purchase of equipment	(27,250)	(9,095)
Acquisition of license	(50,512)
Net cash used in investing activities	(77,762)	(9,095)
Cash Flows from Financing Activities
Proceeds from issuance of stock	47,434	165,000
Proceeds from demand loans	16,863
Net payments on note payable		(25,383)
Proceeds from stockholder loans	10,554
Payments on amounts due to stockholders	(4,428)
Net cash provided by financing activities	70,423	139,617
Foreign exchange effect on cash	(25,622)	389

Net change in cash	142	(480)
Cash at the beginning of the period	951	480

Cash at the end of the period	$ 1,093	$ -

Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

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

Consolidation

The accompanying consolidated financial statements include the accounts of Global Golf Holdings, Inc. and its wholly-owned subsidiaries, Golflogix and Forest (for 2003). All intercompany accounts and transactions have been eliminated.

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

Intangible Assets

Intangible assets consist of goodwill and an option to purchase the exclusive license rights to market and distribute the "xCaddie Handheld GPS System" throughout various defined geographic locations. Both of these assets have indefinite useful lives and are tested annually for impairment. As the option rights to various geographic areas are surrendered, a proportionate share of the option is considered impaired. As the option rights are exercised, the cost of the license plus a proportionate share of the capitalized option cost is capitalized to the license and amortized over the term of the purchased license agreement. In June 2003, the Company exercised its option for Western Canada and purchased the license for $50,000 to market and distribute the xCaddie Handheld GPS System in this area. Accordingly, the cost of the option attributed to Western Canada was transferred to the cost of the license, the total of which is being amortized over the ten-year term of the license on a straight-line basis.

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

The proforma information (as if SFAS No. 123 had been adopted) from the options is as follows:

For the Nine Months Ended

	February 29, 2004	February 28, 2003

Net loss as reported	$ (163,663)	$ (47,376)
Compensation expense from stock options under SFAS No. 123	-	-

Proforma net loss	$ (163,663)	$ (47,376)

Proforma loss per common share, basic and diluted	$ (0.01)	$ (0.00)

Discontinued Operations

On November 30, 2002, the Company sold all of the issued and outstanding shares of Forest and accordingly, operating results of this segment have been presented as discontinued operations in these financial statements for 2003 (no revenues for 2003).

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

Note 3. Going Concern

The Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit of $2,565,148 at February 29, 2004. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) reconsidering the Company's golf segment; (b) attempting to raise additional capital and/or other forms of financing; (c) controlling overhead and expenses; and (d) considering other business alternatives. There can be no assurance that any of these efforts will be successful.

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

***PLEASE SEE SUBSEQUENT EVENTS BELOW***

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

Operations have been financed mainly through the issuance of our securities and our future operations were dependent upon continued external funding and our ability to increase revenues and reduce expenses.

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

Results of Operations . We generated $1,715 in revenues during the quarter ending February 29, 2004 versus $0 (related to our golf merchandising segment) for the same period in the prior fiscal year.

Selling, General and Administrative . SG&A expenses arose primarily from professional and consulting fees. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with the acquisition of GolfLogix and subsequent sale of Forest Industry Online and other minimal interest expenses on outstanding debt. As a result, we incurred a net loss of $18,918 during the three month period ending February 29, 2004 (approximately $.01 per share).

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

Sales and Marketing . To date, the Company has not been successful in selling and marketing the xCaddie product. Although there are a number of reasons for the Company's lack of success, including the downturn in the North American market for golf-related products, the Company is not confident that it's current business focus will remain viable. [PLEASE SEE THE BELOW "SUBSEQUENT EVENTS"].

Liquidity and Capital Resources . At February 29, 2004, we had $1,093 in cash and total current assets of $522,802. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. Since our acquisition of GolfLogix, we have attempted to reduced expenses to cover monthly cash requirements. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Trends . Over the past two years, there has been a severe downturn in the North American marketplace for golf-related products. This downturn includes retail products and specialty products designed for the golf course (like the xCaddie product). The negative growth experienced in the golf industry over the past year and especially in the current environment has created difficultly in the Company in terms of distributing the Company's products.

Inflation . Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the quarter ending February 29, 2004.

Subsequent Events . On April 15, 2004, the Company filed a Form 8K with the SEC notifying the marketplace that the Company business plan was not providing adequate cash in order to remain a viable business focus. In this regard, the Company hired Business Consulting Group Unlimited ("BCGU") in order to provide the Company Board of Directors with guidance and a specific plan that would result in the Company operating and the shareholders owning a viable business.

As is discussed in the aforementioned Form 8K, BCGU made certain recommendations regarding the elimination of certain debts and the settlement of other obligations. Both the hiring of BCGU and the reconciliation and settlement of various Company liabilities has caused dilution of the Company's shareholders. As of the date of the filing of this report, there are approximately 26,548,248 common shares issued and outstanding.

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

F.    Results of Operations for the Quarter Ending February 29, 2004 as Compared to February 29, 2003

1.    Net Revenue . There was $1,715 revenue in 2003, and there was $0 in revenue for 2002 (related to our golf merchandising segment).
2.    Net Loss From Operations . There was $16,382 gross loss from operations for the quarter ending February 29, 2004 and a gross loss from operations of $0 for the same period in 2003 (related to our golf merchandising segment).
3.    Operating Expenses . Operating expenses for the last three months of the fiscal year 2003 were $18,097. These monies were paid for professional fees, consulting services related to the operations of the Company's business and other general and administrative expenses.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this _____st day of February, 2004.

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

Dated this April 15, 2004         /s/ Ford Sinclair
Ford Sinclair, President Exhibit 99.1

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Global Golf Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended February 29, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Ford Sinclair, the President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this April 15, 2004       /s/ Ford Sinclair
Ford Sinclair, President