Form 10KSB
period 2004-05-31
GLOBAL GOLF HOLDINGS INC /DE/
filed 2004-09-08
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2004.

[     ]    Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. 000-26673
GLOBAL GOLF HOLDINGS, INC. (Name of small business issuer in its charter)
_____________________________________________

Delaware	98-0207081
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

8893 Brooke Road Delta, British Columbia, Canada	V4C 4G5
(Address of Principal Executive Offices)	(Zip Code)

(877) 977-2299
(Issuer's Telephone Number)

Securities registered under Section 12(g) of the Act:	None
Securities to be registered under Section 12(g) of the Act:	None

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

Issuer's revenues for its most recent fiscal year: $ 14,080.00.

State the aggregate market value of the voting stock and non-voting equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 31, 2004, was $291,312,48.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2004, there were 29,131,248 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [    ].

Table of Contents

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

GLOBAL GOLF HOLDINGS, INC.

Part I.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expects," "plan," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Item 1. Description of the Business.

History of the Company.

Global Golf Holdings, Inc. ("we," "us," "our," or the "Company") was incorporated on December 18, 1997 pursuant to the laws of the State of Delaware under the name of Autoeye, Inc.

On February 25, 2000, as part of an acquisition of The Forest Industry Online Inc., we changed our name to forestindustry.com, Inc. Prior to this acquisition, our Company was inactive.

On October 25, 2002, we entered into a share exchange agreement with GolfLogix Systems Canada, Inc. ("GolfLogix Canada"), a British Columbia, Canada corporation that was incorporated in February 2000, as West Coast Electric Vehicle Distributors, Inc.

Under the terms of the Share Exchange Agreement, we acquired all of the outstanding shares of GolfLogix Canada in exchange for 2,500,000 shares of our common stock. As a result, GolfLogix Canada became a wholly owned subsidiary of our Company.

Prior to the acquisition of Golflogix Canada, our business activities included designing web sites and operating and maintaining a computer internet web site for companies associated with the forest and wood product industries. However, subsequent to the acquisition of this business we failed to generate profitability and incurred negative cash flows from operations. We incurred a loss of ($392,124) for our fiscal year ending May 31, 2002, and had a working capital deficiency of ($515,454). Operations were financed mainly through the issuance of our securities and our future operations were dependant upon continued external funding and our ability to increase revenues and reduce expenses. There were no assurances that the above conditions would occur and as a result, our then management believed it to be in the best interest of our shareholders to engage in the aforesaid transaction with GolfLogix Canada.

GolfLogix Canada is a distributor of golfing merchandise and has entered into an agreement to purchase an exclusive right to market and distribute the GolfLogix System in Canada.

After our acquisition of GolfLogix Canada, on November 30, 2002, we entered into a stock purchase agreement with Cherry Point Consulting, resulting in a divestiture of the assets of Forest Industry Online. Under the agreement, Cherry Point Consulting purchased shares of Forest Industry Online and assumed all of the related assets and liabilities of the same. In December 2002, we changed our name to Global Golf Holdings, Inc.

On June 27, 2003, the Company paid $50,000 to execute an exclusive licensing agreement for the distribution of the GolfLogix System for Western Canada.

On April 15, 2004, the Company filed a Form 8-K announcing that due to lack of success in executing the Company’s business plan and considerable underfunding of the same, that the Board of Directors determined that it was no longer viable to continue operations under the current business plan. In accordance with the foregoing, the Company announced the retention of Business Consulting Group Unlimited ("BCGU"). BCGU was retained in order to assist the Company in winding down the failed operations of the Company and to assist in identifying and developing a new strategic operational focus for the Company. BCGU, to date, has helped the Company reduce its debt and the number of outstanding liabilities. BCGU was able to secure debt assignment agreements and debt settlement agreements from several of the largest Company creditors including, $193,158.00 in debt in consideration for the issuance of 5,000,000 restricted shares.

During 2004, the Company issued 5,204,190 common shares to settle demand loans and amounts due and owing to shareholders. Additionally, the Company cancelled 900,000 shares that had been issued for cash. Accordingly, at May 31, 2004, the Company reflects an amount due and owing to two shareholders of $34,510.00.

As of the date of this report the Company is still in the process of identifying and pursuing options regarding the development of a new business, as well as seeking opportunities to acquire an entity that has current operations and is generating positive revenue, profits and cash flow in order to financially accommodate the costs of being a fully reporting company.

Government Regulations.

We are not subject to any extraordinary governmental regulations. This may change in the future if we acquire or merge with a company that is subject to such regulations.

Item 2.   Description of the Property.

The Company currently owns no real property and pays no rent for the use of the office of Ford Sinclair, the Company's President and Director.

Item 3.  Legal Proceedings.

There are currently no pending legal matters.

Item 4.  Submission of Matters to a Vote of Security Holders.

A shareholder meeting was not held during this fiscal year.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

Beginning in December 1999, the Company's common stock has been quoted on the OTC Bulletin Board. The Company was initially quoted under the symbol "AUYE". After February 25, 2000, the Company was quoted as "FXCH", and after May 29, 2001, the Company was quoted under the symbol "FTIC". Subsequent to the above stated transaction between forestindustry, Inc. and the Company, the name of the Company was changed and the stock symbol changed to "GGLF".

The Company’s Common Stock is quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "GGLF". The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2002	Low	High
As of February 28, 2002	$.13	$.13
As of May 31, 2002	.13	.13
As of August 31, 2002	.13	.13
As of November 30, 2002	.07	.47

2003	Low	High
As of February 28, 2003	$.08	$.23
As of May 31, 2003	.06	.21
As of August 31, 2003	.05	.05
As of November 30, 2003	.19	.22

2003	Low	High
As of February 28, 2003	$.08	$.23
As of May 31, 2003	.06	.21
As of August 31, 2003	.05	.05
As of November 30, 2003	.19	.22
To date, the Company has not declared or paid dividends on its Common Stock.
As of May 31, 2004, there were approximately 66 shareholders of record holding 26,981,248 shares of the Company's Common Stock.

Issuance of Unregistered Stock.

❑	On March 22, 2004, we issued an aggregate of 5,000,000 restricted shares of Company common stock in the name of Ford Sinclair in order to settle all debts due and owing Ford Sinclair, Nicole Sinclair, Robert Wilson, Peter Sampson and Wayne Sinclair. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.
❑	On March 20, 2004, we issued an aggregate of 2,000,000 restricted shares of Company common stock to Mark L. Baum as compensation for business development and advisory services rendered to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.
❑	On March 20, 2004, we issued an aggregate of 2,000,000 restricted shares of Company common stock to James Panther II as compensation for business development and advisory services rendered. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.
❑	On March 20, 2004, we issued an aggregate of 2,000,000 restricted shares of Company common stock to Edward Savarese as compensation for advisory services rendered to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.
❑	On March 17, 2004, we issued an aggregate of 31,667 restricted shares of Company common stock to Circle Graphics & Design as compensation for services rendered. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.
❑	On March 17, 2004, we issued an aggregate 172,523 restricted shares of Company common stock to Bryan Gulledge to resolve any and all debt outstanding to Pro Master, Inc. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.
❑	On May 28, 2004, Mark L. Baum was issued an additional 1,000,000 restricted shares of Company common stock under the terms as stated above. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Critical Accounting Policies. Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Overview.

The Company was incorporated on December 18, 1997, pursuant to the laws of the State of Delaware under the name of Autoeye Inc. On February 25, 2000, as part of an acquisition of The Forest Industry Online Inc., we changed our name to forestindustry.com, Inc. Prior to this acquisition, our Company was inactive. On October 25, 2002, we entered into a share exchange agreement with GolfLogix, Inc., a British Columbia, Canada corporation ("GolfLogix Canada") that was incorporated in February 2000, as West Coast Electric Vehicle Distributors, Inc. Under the terms of the Share Exchange Agreement, we acquired all of the outstanding shares of GolfLogix Canada in exchange for 2,500,000 shares of our common stock. As a result, GolfLogix Canada was a wholly owned subsidiary of our Company.

Prior to the acquisition of Golflogix Canada, our business activities included designing web sites and operating and maintaining a computer internet web site for companies associated with the forest and wood product industries. However, subsequent to the acquisition of this business we failed to generate profitability and incurred negative cash flows from operations. GolfLogix Canada, a distributor of golfing merchandise and has entered into an agreement to purchase an exclusive licensing right to market and distribute the GolfLogix System in Canada.

After our acquisition of GolfLogix Canada, on November 30, 2002, we entered into a stock purchase agreement with Cherry Point Consulting, resulting in a divestiture of the assets of Forest Industry Online. Under the agreement, Cherry Point Consulting purchased shares of Forest Industry Online and assumed all of the related assets and liabilities of the same. In December 2002, we changed our name to Global Golf Holdings, Inc.

On June 27, 2003, the Company paid $50,000 to execute an exclusive licensing agreement for the distribution of the GolfLogix System for Western Canada.

On April 15, 2004, the Company filed a Form 8-K announcing that due to lack of success in executing the Company’s business plan and considerable underfunding of the same, that the Board of Directors had determined that it was no longer viable to continue operations under the current business plan. In accord with the foregoing, the Company announced the retention of BCGU. BCGU was retained in order to assist the Company in winding down the failed operations of the Company and to assist in identifying and developing a new strategic operational focus for the Company. BCGU, to date, has helped the Company reduce its debt and the number of outstanding liabilities. BCGU was able to secure debt assignment agreements and debt settlement agreements from several of the largest Company creditors. Including, $193,158.00 in debt in consideration for the issuance of 5,000,000 restricted shares.

As of the date of this report the Company is still in the process of identifying and pursuing options regarding the development of a new business, as well as seeking opportunities to acquire an entity that has current operations and is generating positive revenue, profits and cash flow in order to financially accommodate the costs of being a fully reporting company.

Results of Operations. We generated $14,080.00 in revenues during the year ended May 31, 2004 versus $6,165.00 for the year ended 2003.

Operating Expenses. Operating expenses arose primarily from professional and consulting fees, a majority of which were incurred as a result of the retention of BCGU. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with the acquisition of GolfLogix Canada and subsequent sale of Forest Industry Online and other minimal interest expenses on outstanding debt. As a result, we incurred a net loss of $1,578,390 during the twelve month period ended May 31, 2004 (approximately $0.12 per share).

Plan of Operation. As of the date of this report, the Company has no current business. Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. At the present time the Company is concentrating substantially all of its efforts in raising capital and developing business operations.

This should not be read or understood that the Company will engage in capital formation before an acquisition target has been secured and disclosed. A corporation with no current business is generally unable to sell securities for two reasons: first, because it has no basis on which to interest investors, and second, because its ability to do is substantially restricted by current rules and regulations. Accordingly, we will not seek to raise funds by offering securities before disclosure of any arrangement to secure valuable business assets.

The Company has had substantial operating losses for the past years and is dependant upon outside financing to start operations. Such additional financing cannot be obtained before we find and disclose an acquisition of, or an arrangement to acquire, valuable business assets. This Company will seek one or more profitable business combinations or acquisitions. It will not and cannot engage in capital formation until and unless it acquires or adopts a specific business plan or business assets and can project the nature of its intended operations.

Plan Of Operation For The Next Twelve Months. During the next twelve months the Company has no immediate or foreseeable need for additional funding, from sources outside of its circle of shareholders. Its management, if required, may advance the expenses of its audit, legal and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock. Additional, cash or funds may be required for Management to evaluate possible transactions.

In the event that no combination is made within the next twelve months, this issuer may be forced to affect some advances from its shareholders, for costs involved in maintenance of corporate franchise and filing reports as may be required. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000.00. No agreement by the Principal shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of independent Audit cannot be deferred or compensated in stock or notes, or otherwise than direct payment of invoices in cash.

This Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB.

Liquidity and Capital Resources. At May 31, 2004, we had $234.00 in cash and total current assets of $1,960.00. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Going Concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

In spite of the fact that the current obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to operate.

We intend to fund the Company and attempt to meet corporate obligations by selling common stock. However the Company's common stock is at a very low price and is not actively traded.

Results of Operations for the Year Ended May 31, 2004 as Compared to May 31, 2003.

1.	Net Revenue. There was $14,080 revenue generated in 2004, through leases of the xCaddie Handheld GPS Golf System with two golf courses in Canada, compared to $6,165 in revenue for 2003 generated through a single lease of the same.
2.	Net Loss From Operations. There was $1,578,390 gross loss from operations for 2004 and a gross loss from operations of $680,794 for 2003.
3.	Operating Expenses. Operating expenses were $1,485,413 as of 261,942.00 2003. These monies were paid for professional fees, consulting services related to the operations of the Company's business and other general and administrative expenses.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk.

We face exposure to fluctuations in the price of our common stock due to the very limited cash resources we have. For example, the Company has very limited resources to pay legal and accounting professionals. If we are unable to pay a legal or accounting professional in order to perform various professional services for the company, it may be difficult, if not impossible, for the Company to maintain its reporting status under the Securities Exchange Act of 1934. If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become "delisted" and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

GLOBAL GOLF HOLDINGS, INC. CONSOLIDATED FINANCIAL REPORT MAY 31, 2004

C O N T E N T S

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET

    CONSOLIDATED STATEMENTS OF OPERATIONS

    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    CONSOLIDATED STATEMENTS OF CASH FLOWS

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9

PETERSON SULLIVAN PLLC
60            601 UNION STREET       SUITE 2300       SEATTLE WA 98101     (206) 382-7777      FAX 382-7700
   CER                                                                                                             CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Global Golf Holdings, Inc.
Delta, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of Global Golf Holdings, Inc. and Subsidiary as of May 31, 2004, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years ended May 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Golf Holdings, Inc. and Subsidiary as of May 31, 2004, and the results of their operations and their cash flows for the years ended May 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $3,979,875 and the Company's current liabilities exceed its current assets at May 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

Seattle, Washington
August 23, 2004

GLOBAL GOLF HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

May 31, 2004

ASSETS
Current Assets
Cash	$234
Accounts receivable	1,726
Total current assets	1,960
Equipment, net	78,690
Product License, net	100,091
Intangible Assets	244,003
$424,744
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$66,840
Due to stockholders for shares cancelled	34,510
Demand loan payable	16,074
Total current liabilities	117,424
Stockholders' Equity
Common stock, $0.0001 par value, 30 million shares
authorized, 26,981,248 shares issued and outstanding	2,018
Preferred stock, $0.0001 par value, 5 million shares
authorized, no shares outstanding
Additional paid-in capital	4,122,846
Accumulated deficit	(3,979,875)
Accumulated other comprehensive income	162,331
Total stockholders' equity	307,320
$424,744
See Notes to Consolidated Financial Statements

GLOBAL GOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2004 and 2003

	2004	2003
Revenues
Equipment rents	$14,080	$1,524
Other revenue		4,641
Total revenues	14,080	6,165
Operating expenses	1,485,413	261,942
Impairment of option to purchase exclusive license		419,050
Impairment of goodwill	82,100
Loss from operations	(1,553,433)	(674,827)
Other income (expense)
Interest expense	(24,957)	(3,672)
Loss from continuing operations	(1,578,390)	(678,499)
Discontinued operations
Loss from operations of the discontinued segment,
including gain on disposal of $3,083 in 2003		(2,295)
Net loss	$(1,578,390)	$(680,794)
Net loss per share (basic and fully diluted)
Continuing operations	$(0.12)	$(0.14)
Discontinued operations	(0.00)	(0.00)
Net loss per share	$(0.12)	$(0.14)
Weighted average number of common shares outstanding	13,218,807	4,687,808
See Notes to Consolidated Financial Statements

GLOBAL GOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended May 31, 2004 and 2003

	2004	2003
Net loss	$(1,578,390)	$(680,794)
Other comprehensive income (loss)
Foreign currency translation adjustment	(72,745)	230,540
Comprehensive loss	$(1,651,135)	$(450,254)

See Notes to Consolidated Financial Statements

GLOBAL GOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended May 31, 2004 and 2003

	Common Stock		Preferred Stock		Additional
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Translation Adjustment	Total
Balance, May 31, 2002	1,621,058	$162		$-	$1,237,888	$(1,720,691)	$4,536	$(478,105)
Common stock issued for:
Cash	1,650,000	105			293,570			293,675
Acquisition of subsidiary	2,500,000	160			590,026			590,186
Services and expenses	1,113,000	75			175,008			175,083
Exercise of options	250,000	17			50,034			50,051
Translation adjustment							230,540	230,540
Net loss						(680,794)		(680,794)
Balance, May 31, 2003	7,134,058	519	-	-	2,346,526	(2,401,485)	235,076	180,636
Common stock issued for:
Cash	2,150,000	163			73,401			73,564
Services and expenses	12,960,000	982			1,368,572			1,369,554
Debt settlement	5,204,190	392			217,341			217,733
Shares cancelled	(900,000)	(69)			(35,966)			(36,035)
Options granted for services					135,683			135,683
Exercise of options	433,000	31			17,289			17,320
Translation adjustment							(72,745)	(72,745)
Net loss						(1,578,390)		(1,578,390)
Balance, May 31, 2004	26,981,248	$2,018	-	$-	$4,122,846	$(3,979,875)	$162,331	$307,320

See Notes to Consolidated Financial Statements

GLOBAL GOLF HOLDINGS, INC.

CONSOLIDATED STATEMENTS OFCASH FLOWS

For the Years Ended May 31, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities
Net loss	$(1,578,390)	$(680,794)
Adjustment to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	4,442	2,826
Impairment of option to purchase exclusive license		419,050
Impairment of goodwill	82,100
Gain on sale of discontinued segment		(3,083)
Issuance of common stock for services and expenses	1,369,554	175,083
Stock options granted for services	135,683
Changes in operating assets and liabilities
Accounts receivable		62,271
Inventory	5,577	1,148
Accounts payable and accrued expenses	(27,625)	(305,551)
Unearned revenues		(55,259)
Net cash used in operating activities	(8,659)	(384,309)
Cash Flows From Investing Activities
Purchase of equipment	(26,952)	(55,490)
Acquisition of license	(51,626)
Net cash used in investing activities	(78,578)	(55,490)
Cash Flows from Financing Activities
Proceeds from demand loans	16,679
Payments on demand loans and other debt		(113,744)
Net advances from stockholders	6,058	58,632
Proceeds from issuance of stock	73,564	293,675
Proceeds from exercise of stock options	17,320	50,051
Net cash provided by financing activities	113,621	288,614
Foreign exchange effect on cash	(27,100)	151,655
Net change in cash	(716)	470
Cash at the beginning of the year	950	480
Cash at the end of the year	$234	$950

Cash paid for interest	$-	$3,672
Cash paid for income taxes	$-	$-

During 2004, the Company issued 5,204,190 common shares to settle demand loans and amounts due to stockholders. Also during 2004, the Company cancelled 900,000 shares that had been issued for cash of $36,035. Accordingly, the Company reflects an amount due to these stockholders at May 31, 2004 of $34,510 (adjusted for foreign currency effects on the Canadian dollars received).

See Notes to Consolidated Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Business Operations

Global Golf Holdings, Inc. (the "Company"), a Delaware corporation, currently operates in a single business segment specializing in the marketing, rental, and distribution of golf merchandise. Prior to the stock exchange transactions described below, the Company, through a wholly-owned Canadian subsidiary, Forest Industry Online, Inc. ("Forest"), designed websites for companies associated with the forest and wood product industries. Due to continued net losses and limited financing options in this industry, the Company changed its business model. On October 25, 2002, the Company entered into a share exchange agreement to acquire all of the outstanding shares of Golflogix Systems Canada, Inc. ("Golflogix"), a British Columbia, Canada, corporation, in exchange for 2,500,000 shares of the Company's common stock. See the Company's May 31, 2003, Form 10-KSB for additional information on this acquisition. On November 30, 2002, the Company sold all of the issued and outstanding shares of Forest and exited this business segment.

Going Concern

The Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit of $3,979,875 at May 31, 2004. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) reconsidering the Company's golf segment; (b) attempting to raise additional capital and/or other forms of financing; (c) controlling overhead and expenses and (d) considering other business alternatives. There can be no assurance that any of these efforts will be successful.

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

Accounts Receivable

Accounts receivable consists of amounts due from customers located primarily in Western Canada. The Company considers accounts greater than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is generally written off against the receivable. As of May 31, 2004, management believes no allowance for uncollectible accounts is necessary.

Equipment

Equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Product License

Product license is the exclusive license rights to market and distribute the "xCaddie Handheld GPS System" throughout Western Canada, as defined. The cost of the license is being amortized over the ten-year term of the license on a straight-line basis.

Intangible Assets

Intangible assets consist of an option to purchase the exclusive license rights to market and distribute the "xCaddie Handheld GPS System" throughout various defined geographic locations. This asset has an indefinite useful life and is tested annually for impairment. As the option rights to various geographic areas are surrendered, a proportionate share of the option is considered impaired. As the option rights are exercised, the cost of the license plus a proportionate share of the capitalized option cost is capitalized to the license and amortized over the term of the purchased license agreement. At May 31, 2003, management considered the option partially impaired and recorded an impairment loss of $419,050, primarily since the rights to the Eastern Canada area were surrendered. In June 2003, the Company exercised its option for Western Canada and purchased the license for $50,000 to market and distribute the xCaddie Handheld GPS System in this area. Accordingly, the cost of the option attributed to Western Canada was transferred to the cost of the license.

At May 31, 2004, management considered goodwill of $82,100 to be fully impaired and recorded an impairment loss primarily due to continued net losses of the Company.

Due to Stockholders for Shares Cancelled

There are two loans outstanding to two stockholders at May 31, 2004. The loans are unsecured, due on demand and have no stated rate of interest.

Demand Loan Payable

There is one demand loan payable to one individual at May 31, 2004. The loan is unsecured, due on demand and bears interest at 12% per annum.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Stock options and common stock issuable upon conversion of the Company's preferred stock were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, accounts payable, amounts due to stockholders and demand loans payable. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature.

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

Discontinued Operations

On November 30, 2002, the Company sold all of the issued and outstanding shares of Forest and accordingly, operating results of this segment have been presented as discontinued operations in these financial statements for 2003. During 2003, operations from this business segment generated revenues of approximately $950,000.

Comprehensive Income and Loss

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive gain and loss, which currently includes only foreign currency translation adjustments, is shown as a component of stockholders' equity.

New Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 149 amends existing standards on derivatives (effective for derivatives entered into or modified after June 30, 2003). SFAS No. 150 gives guidance on the accounting for certain financial instruments with characteristics of both liabilities and equity (effective for financial instruments entered into after May 31, 2003). Financial Accounting Standards Board Interpretation No. 46 requires consolidation of certain variable interest entities (effective for fiscal years ending after December 15, 2003). These new standards do not have an effect on the Company's consolidated financial statements.

Stock-Based Compensation

The Company has a stock-based equity incentive plan, which is described more fully in Note 4. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net loss, since no options were granted under the plan. To the extent options are granted and those options have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost will be recorded. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted. Since the Company has not issued stock options to employees, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

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

Note 2. Equipment, net

Equipment balances at May 31, 2004, are as follows:

Office equipment	$10,887
Equipment held for rent	73,671

84,558
Less: accumulated depreciation	(5,868)

$78,690

Note 3. Income Taxes

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

At May 31, 2004, the Company had approximately $1,920,000 (expressed in U.S. dollars at May 31, 2004) of unused Canadian net operating loss carryforwards for Canadian income tax purposes, which begin to expire in the year 2008. A deferred tax asset has been offset by a full valuation allowance. The components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax liability	$-
Deferred tax assets arising from:
Net operating loss carryforwards	652,700
Asset impairment	28,000

680,700
Valuation allowance	(680,700)

Net deferred taxes	$-

The valuation allowance increased by $386,500 from May 31, 2003 to May 31, 2004.

Note 4. Stock-Based Compensation

Stock Options

In 2003, the Company adopted a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and non-employees to acquire up to 5,000,000 shares of the Company's common stock. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule.

Issued to Employees

As discussed in Note 1, the Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, no compensation expense will be recognized in the financial statements for employee stock arrangements, if the fair value of common stock at the measurement date is not greater than the option exercise price.

Proforma information regarding net loss and earnings per share is required by SFAS No. 123, and will be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options will be estimated at the date of grant using a Black-Scholes option pricing model.

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

Issued to Non-Employees

On March 1, 2004 and March 5, 2004, respectively, the Company granted options to purchase 500,000 and 450,000 shares of the Company's common stock at a price of $.04 per share to consultants of the Company. The options vested immediately and have no expiration date. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," using the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 130%; and an expected life of the options of 1 year.

Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the years ended May 31, 2004 and 2003, are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding May 31, 2002	7,050	$1.99
Granted	-	-
Forfeited	(7,050)	1.99

Outstanding, May 31, 2003	-
Granted	950,000.04
Exercised	(433,000)	.04
Forfeited	(67,000)	-

Outstanding, May 31, 2004	450,000.04

Options exercisable at end of May 31, 2004	450,000.04

Note 5. Lease Revenue
The Company leases the xCaddie Handheld GPS System to golf courses through operating leases with noncancelable three-year terms. In 2004, all equipment rental revenue was from two golf courses in Western Canada. In 2003, all equipment rental revenue was from one golf course in Western Canada. Lease payments to be received are as follows for the years ended May 31:

2005	$12,886
2006	11,275

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Evaluation of Disclosure Controls and Procedure.

Under the supervision and with the participation of management, currently consisting of Ford Sinclair, we have evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, the Chief Executive Officer/Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting the Company to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 9. Directors, Officers, Promoters and Control Persons.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all On February 11, 2004, we issued an aggregate of 100,000 restricted shares of Company common stock to Ron Erickson as compensation for services rendered positions and offices with the Company held by each such person and the period during which he has served as a director:

Our directors and executive officers are as follows:

Name	Age	Office	Since
Ford Sinclair	37	Chairman, CEO	2002
Raj S. Gurm	44	Director	2004

Ford W. Sinclair. Ford has over 15 years of Sales and Marketing experience. Founder of Late Night Productions in 1984 and sold in 1996. In 1988, Ford created Teletalk Communications, which later was acquired by a competitor in 1990. Ford spent from 1990 to 1997 sub-contracting to a variety of startup companies to develop Sales and Marketing plans that developed into Senior Vice President of UBS Distribution. He founded in 1999 West Coast E.V., Inc. which was renamed in 2000 to GolfLogix Systems Canada, Inc.

Raj S. Gurm. Raj was a partner in B.R. International Marketing Company of Vancouver that provided North American representation to manufacturers from Asia. From 1987 to 1989, he was a manager of Metro Parking Ltd. and was responsible for overseeing 70 employees and 20 parking lots. From 1989 to 1995, he was involved in importing products from Asia and selling them by the container loads to large retail chain stores. In 1995, Mr. Gurm was founder and president of Xanatel Communications Inc. a company involved in the wireless communications industry and which was sold to a public company listed on The Alberta Stock Exchange. Mr. Gurm has been a President and CEO of Natco International Inc. from 1990 to present. From January 2000 to November 2001 he was also President/CEO of Canoil Exploration Corporation. He was involved in raising $300,000 for working capital for this company. Mr. Gurm attended the University of British Columbia and earned a Bachelor of Sciences Degree in Biology in 1983. Born in 1960 in India, Mr. Gurm is a citizen and resident of Canada.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended May 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation.

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended May 31, 2004 and May 31, 2003, respectively, to the Company’s Chief Executive Officer and President during such periods.

Summary Compensation Table

Executive Compensation:

Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
CEO	2004	-	-	-	-	-	-	-
	2003	-	-	-	-	-	-	-
Total:	-	-	-	-	-	-	-	-

Options/SAR Grants in the Last Fiscal Year:

Employment Agreements.

None.

Chief Executives Officer’s Compensation.

During fiscal year 2004, Ford Sinclair did not draw a salary nor did the Company accrue any obligation to pay salary.

Compensation of Directors.

Directors receive no remuneration for their services as directors at this time. The Company has adopted no retirement, pension, profit sharing or other similar programs.

Item 11. Security Ownership of Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of the date of this report based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Payouts	Annual Compensation								Long Term Compensation Awards
(a)	(b	)	(c	)	(d	)	(e	)	(f	)	(g	)	(h	)	(i	)
Name and Principal Position	Year		Salary		Bonus		Other Annual Compensation ($	)	Restricted Stock Awards ($	)	Securities Underlying Options/SAR (#	)	LTIP Payouts ($	)	All Other Compensation ($	)
CEO	2004		-		-		-		-		-		-		-
	2003		-		-		-		-		-		-		-
Total:	-		-		-		-		-		-		-		-
Directors as a Group	-		-		-		-		-		-		-		-

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, the company believes that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibits No. 3.1-3.2 to the Company’s Form SB-2 filed on May 19, 2000
31.1	CEO Certification	Filed herewith
31.2	CFO Certification	Filed herewith
32.1	CEO and CFO Certification	Filed herewith

(b) Reports on Form 8-K for the year ended May 31, 2003:

•	On April 15, 2004, we filed a Form 8-K advising that the current business of the Company was no longer viable and that the Company had retained the services of Business Consulting Group Unlimited, Inc., in order to assist the Company in the development of a new strategic focus and resolution of debt incurred by the Company.
•	On October 30, 2003, we filed a report on Form 8-K advising that the Company decided not to proceed with Ronald R. Chadwick, P.C. as the Company's certifying auditor, and that Peterson Sullivan PLLC would be the Company's certifying auditor.

Item 14. Principal Accountant Fees And Services.

Audit Fees.

During fiscal 2004 and fiscal 2003, the aggregate fees billed or estimated to be billed to us for professional services rendered by Peterson Sullivan, PLLC, for the audit of our annual financial statements, review of financial statements included in our annual reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $39,414.00 and $0.00, respectively.

Audit-Related Fees.

During fiscal 2004 and fiscal 2003, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

Tax Fees.

During fiscal 2004 and fiscal 2003, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

All Other Fees.

During fiscal 2004 and fiscal 2003, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

Pre-Approval Policies and Procedures.

The Board of Directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Board has no established policy regarding pre-approval of any audit or permissible non-audit services provided by the independent auditor.

Audit Committee and Other Committees.

As of May 31, 2004 our board of directors had not established an audit committee. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process.

Until such time as an audit committee has been established, the board of directors will continue to undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented.

Global Golf Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL GOLF HOLDINGS INCORPORATED (Registrant)
Date: September 6, 2004	By:	/s/	Ford Sinclair
Ford Sinclair
Chairman of the Board of Directors, CEO and CFO

