Form 10QSB
period 2004-08-31
GLOBAL GOLF HOLDINGS INC /DE/
filed 2004-10-21
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2004.

000-26673
(Commission File Number)

GLOBAL GOLF HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0207081
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

7640 Barrymore Drive
Delta, British Columbia, V4C 4G5
Canada
(Address of principal executive offices including zip code)

(760) 230-2300
(Registrant’s telephone number, including area code)

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No   X

As of August 31, 2004, the Registrant had 29,131,248 shares outstanding of its $.001 par value common stock.

ITEM 1. FINANCIAL STATEMENTS
GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
August 31, 2004

ASSETS
Current Assets
Cash	$1,008
Equipment, net	81,576
Product License, net	104,052
Options to Purchase Exclusive License	243,254
$429,890
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$76,187
Due to stockholders for shares cancelled	35,876
Demand loan payable	22,942
Total current liabilities	135,005
Stockholders' Equity
Common stock, $0.0001 par value, 30 million shares
authorized, 29,131,248 shares issued and outstanding	2,181
Preferred stock, $0.0001 par value, 5 million shares
authorized, no shares issued or outstanding
Additional paid-in capital	4,165,683
Accumulated deficit	(4,046,371)
Accumulated other comprehensive income	173,392
Total stockholders' equity	294,885
$429,890

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended August 31, 2004 and 2003
	For the Three Months Ended August 31, 2004	For the Three Months Ended August 31, 2003
Equipment rent revenue	$4,936	$4,810
Operating expenses	70,844	69,947
Loss from operations	(65,908)	(65,137)
Other income (expense)
Interest expense	(588)	(12,768)
Net loss	$(66,496)	$(77,905)
Net loss per common share (basic and fully diluted)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding	28,009,509	8,759,275

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended August 31, 2004

	Common Stock		Preferred Stock	Additional Paid-in Capital		Accumulated Other Comprehensive Income
					Accumliated Deficate
Balance, May 31, 2004	26,981,248	$2,018	$-	$4,122,846	$(3,979,875)	$162,331	$307,320
Common stock issued for services	2,150,000	163		42,837
Net loss					(66,496)		(66,496)
Translation adjustment						11,061	11,061
Balance, August 31, 2004	29,131,248	$2,181	$-	$4,165,683	$(4,046,371)	$173,392	$294,885

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended August 31, 2004 and 2003
	For the Three Months Ended August 31, 2004	For the Three Months Ended August 31, 2003
Net loss	$(66,496)	$(77,905)
Other comprehensive income (loss)
Foreign currency translation adjustment	11,061	(3,608)
Comprehensive income (loss)	$(55,435)	$(81,513)

GLOBAL GOLF HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2004 and 2003
	2004	2003
Cash Flows From Operating Activities
Net loss	$(66,496)	$(77,905)
Adjustment to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	224	230
Amortization	10,209	1,648
Issuance of common stock for services	43,000	98,426
Changes in operating assets and liabilities
Accounts receivable	1,795	1,707
Accounts payable	6,697	(393)
Net cash provided by (used in) operating activities	(4,571)	23,713
Cash Flows From Investing Activities
Purchase of equipment		(23,012)
Acquisition of license		(49,419)
Net cash used in investing activities	-	(72,431)
Cash Flows from Financing Activities
Proceeds from issuance of stock		50,000
Proceeds from demand loans	6,233	6,064
Payments on amounts due to stockholders		(6,000)
Net cash provided by financing activities	6,233	50,064
Foreign exchange effect on cash	(888)	(1,809)
Net change in cash	774	(463)
Cash at the beginning of the period	234	951
Cash at the end of the period	$1,008	$488
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NOTES TO FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies

Business Operations

Global Golf Holdings, Inc. (the "Company"), a Delaware corporation, currently operates in a single business segment specializing in the marketing, rental, and distribution of golf merchandise. See the discussion in Note 2 and Note 3 for a pending transaction that will affect the future operations of the Company.

Consolidation

The accompanying consolidated financial statements include the accounts of Global Golf Holdings, Inc. and its wholly-owned subsidiary, Golflogix. All intercompany accounts and transactions have been eliminated.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the years ended May 31, 2004 and 2003. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Intangibles

Intangible assets consist of options to purchase the exclusive license rights to market and distribute the "xCaddie Handheld GPS System" throughout various defined geographic locations. This asset has an indefinite useful life and is tested annually for impairment. As the option rights to various geographic areas are surrendered, a proportionate share of the option is considered impaired. As the option rights are exercised, the cost of the license plus a proportionate share of the capitalized option cost is capitalized to the product license and amortized over the term of the purchased product license agreement.

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

Revenue Recognition

Equipment Revenue from equipment rentals is reported as income on the straight-line basis over the noncancelable lease term as it becomes receivable according to the provisions of the lease.

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

Stock-Based Compensation

The Company has a stock-based equity incentive plan, which is described more fully in the audited financial statements for May 31, 2004. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net loss, since no options were granted under the plan. To the extent options are granted and those options have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost will be recorded. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted.

Since the Company has not issued stock options to employees, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of Statement Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation.

Note 2. Going Concern

The Company has incurred significant losses from operations in each of the last two years and the interim period to date and has an accumulated deficit of $4,046,371 at August 31, 2004. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the Company's obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3. Subsequent Event

On October 13, 2004, the Company announced it had entered into a Definitive Acquisition Agreement ("the Agreement") to acquire the assets of Low Carb Centre, Inc., Low Carb Centre Bakery, Inc., and McNabb and Associates, Inc. (collectively "Low Carb Centre"). The acquisition is pending. Upon closing of the acquisition, under the terms of the Agreement, the Company would acquire all of the assets of Low Carb Centre in exchange for 14,743,199 shares of the Company's common stock. In addition, the Company would assume up to $425,000 of convertible promissory notes issued by Low Carb Centre.

If this transaction proceeds as planned, management expects to divest the existing golf segment and change the name of the Company to reflect the Company's new direction. As of August 31, 2004, the Company does not consider its golf segment to have been discontinued nor does it consider the carrying value of the related intangible assets to have been impaired. On divestiture of the golf segment under the circumstances described, the carrying value of the intangible assets of $347,306, as of August 31, 2004, may be determined to be impaired in consideration of any future net value that could be realized on existing equipment leases and/or from the sale of the product license or the options to purchase exclusive licenses to a third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in‘‘—Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

The Company was incorporated on December 18, 1997, pursuant to the laws of the State of Delaware under the name of Autoeye Inc. On February 25, 2000, as part of an acquisition of The Forest Industry Online Inc., we changed our name to forestindustry.com, Inc. Prior to this acquisition, our Company was inactive. On October 25, 2002, we entered into a share exchange agreement with GolfLogix, Inc., a British Columbia, Canada corporation (“GolfLogix Canada”) that was incorporated in February 2000, as West Coast Electric Vehicle Distributors, Inc. Under the terms of the Share Exchange Agreement, we acquired all of the outstanding shares of GolfLogix Canada in exchange for 2,500,000 shares of our common stock. As a result, GolfLogix Canada was a wholly owned subsidiary of our Company.

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

On April 15, 2004, the Company filed a Form 8-K announcing that due to lack of success in executing the Company’s business plan and considerable underfunding of the same, that the Board of Directors had determined that it was no longer viable to continue operations under the current business plan. In accord with the foregoing, the Company announced the retention of BCGU. BCGU was retained in order to assist the Company in winding down the failed operations of the Company and to assist in identifying and developing a new strategic operational focus for the Company. BCGU, to date, has helped the Company reduce its debt and the number of outstanding liabilities. BCGU was able to secure debt assignment agreements and debt settlement agreements from several of the largest Company creditors, including the settlement of $193,158.00 in debt in consideration for the issuance of 5,000,000 restricted shares.

On October 13, 2004, the Company announced that it had entered into an Acquisition Agreement to acquire the assets of Low Carb Centre, Inc., Low Carb Centre Bakery, Inc. and McNabb and Associates, Inc. as described below. Should the asset proposed asset acquisition of Low Carb Centre close, the Company believes it will divest itself of its existing golf course handheld GPS business in order to focus on the new direction of the Company.

Operating Expenses. Operating expenses arose primarily from professional and consulting fees, a majority of which was incurred as a result of the retention of BCGU. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with the acquisition of GolfLogix Canada and subsequent sale of Forest Industry Online and other minimal interest expenses on outstanding debt. As a result, we incurred a net loss of $1,578,390 during the twelve month period ended May 31, 2004 (approximately $0.12 per share).

Plan of Operation. On October 13, the Company announced that it had entered into a Acquisition Agreement (the “Acquisition Agreement”) with Low Carb Centre, Inc. (“LCC”), Low Carb Centre Bakery, Inc., (“LCB”) and McNabb and Associates, Inc., (“MNA”) all British Columbia corporations (collectively hereinafter as “Low Carb Centre). Under the terms of the Acquisition Agreement the Company purchased substantially all of the assets constituting the Low Carb business operations (the “Assets”). Additionally, the Company agreed to assume up to $425,000 dollars of Convertible Promissory Notes (“Notes”) issued by Low Carb during the third quarter of fiscal year 2004 (the “Note Assumption”). The Actual dollar amount of the Notes may be significantly less than USD $425,000.

Low Carb is engaged in the sales and distribution of low carbohydrate foods and products, as well as other health oriented products and related services. Sales are primarily generated from the Low Carb website, and four retail stores (including three corporate stores and one franchise store) located throughout Canada. LCB is a Bakery engaged in the business of producing food products for the LCC retail market. MNA is in the business of managing and supervising the daily operation of LCC and LBC. Upon closing of the Acquisition, the LCC business shall constitute the business of the Company.

1

The Company has agreed to issue a total of 14,743,199 shares of the Company’s common to LCC in order to close the Acquisition (the “Issuance”). The closing of this transaction is subject to the completion of certain closing conditions, including approval by the stockholders of the Company.

It is anticipated that the Company’s name will be changed following the closing of this transactions to Vitasti, Inc., in order to more accurately reflect the new direction of the Company.

Plan Of Operation For The Next Twelve Months. The Company will continue its efforts to close the transaction with Low Carb Centre. However, as with any business venture of this nature, there can be no guarantee that the acquisition will close in accordance with the terms and conditions of the Agreement. The Company will use reasonable efforts to ensure that the Acquisition proceeds in accordance with the terms of the Agreement.

Should the Acquisition of Low Carb Centre not close, the Company will continue to pursue other business combinations. And in the event that no combination is made within the next twelve months, this issuer may be forced to affect some advances from its shareholders, for costs involved in maintenance of corporate franchise and filing reports as may be required. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000.00. No agreement by the Principal shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of independent Audit cannot be deferred or compensated in stock or notes, or otherwise than direct payment of invoices in cash.
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

Liquidity and Capital Resources. At August 31, 2004, we had $234.00 in cash and total current assets of $1,960.00. As of the date of this report, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the periods covered by this report, we have evaluated, under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Security Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on this evaluation our management, including our chief executive officer and chief financial officer, have concluded that as of the date of the evaluation our disclosure controls and procedures were effective to ensure that all material information required to be filed in this report has been made known to them.

Changes In Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

2

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. However, subsequent to the date of this report, the Company filed a Form 14(c) (accession #0001300248-04-000059) with the Securities and Exchange Commission.
The Form 14(c) sets forth all matters submitted to a vote by the shareholders and that Form 14(c) is incorporated herein by this reference.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
31.1	CEO Certification	Filed herewith
31.2	CFO Certification	Filed herewith
99.1	CEO and CFO Certification	Filed herewith

(b) Reports on Form 8-K.

1.  On October 13, the Company filed a Form 8-K announcing that it had entered into an Acquisition Agreement with Low Carb Centre, Inc., Low Carb Bakery, Inc. and McNabb and Associates, Inc.

3

Global Golf Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          /s/ Ford Sinclair
Date: October 20, 2004                                                By: Ford Sinclair
              Its: CEO and CFO