Form 10QSB
period 2004-11-30
VITASTI, INC. /DE/
filed 2005-01-20
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2004.

000-26673
(Commission File Number)

Vitasti, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0207081
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100-1001Churchill Crescent
North Vancouver, B.C., Canada
V7P 1T2
(Address of principal executive offices including zip code)

(604) 980-6693
(Registrant’s telephone number, including area code)

The Company Corporation
2711 Centerville Road, Suite 400 Wilmington, DE 19808
(Name and address of agent for service)

(800) 818-0204
(Telephone Number, including area code, of agent for service)

with a copy to:
Mark L. Baum
The Baum Law Firm
580 Second Street, Suite 102
Encinitas, CA 92024
(760) 230-2300

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
Yes ____ No   X

As of November 30, 2004, the Registrant had 856,801 shares outstanding of its $.0000029 par value common stock.*

*The amount of shares set forth herein accounts for the reverse stock split on December 9, 2004.

Quarterly Report on FORM 10-QSB For The Period Ended

November 30, 2004

Table of Contents

Vitasti, Inc.

		Page
Part I.
FINANCIAL INFORMATION:
	Item 1. Financial Statements:
	Consolidated Balance Sheets	F-2

	Consolidated Statements of Operations (Unaudited)	F-3

	Consolidated Statements of Cash Flows (Unaudited)	F-4

	Notes to Consolidated Financial Statements	F-5 to F-12

	Item 2. Management's Discussion and Analysis and Plan of Operation	1

	Item 3. Controls and Procedures	8

Part II. OTHER INFORMATION:

	Item 1. Legal Proceedings	8

	Item 2. Changes in Securities	8

	Item 3. Defaults Upon Senior Securities	8

	Item 4. Submission of Matters to a Vote of Security Holders	8

	Item 5. Other Information	9

	Item 6. Exhibits and Reports on Form 8-K	9

SIGNATURES		10

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED BALANCE SHEET

November 30, 2004
ASSETS
Current Assets
Cash	$ 9,367
Accounts receivable	92,648
Receivable for debt subscriptions	18,000
Prepaid expenses	15,458
Inventory	24,925
Total current assets	160,398
Equipment, net	228,936
Intangible assets	393,802
$ 783,136
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 98,748
Due to stockholders for shares cancelled	39,686
Demand loans payable	26,805
Convertible promissory notes, net of discount of $43,257	178,705
Total current liabilities	343,944
Stockholders' Equity
Preferred stock, $0.0001 par value, 5 million shares
authorized, no shares issued or outstanding
Common stock, $0.0000029 par value, 30 million shares
authorized, 856,801 shares issued and outstanding	64
Common stock issuable, 14,743,199 shares	1,239
Additional paid-in capital	4,299,752
Accumulated deficit	(4,068,295)
Accumulated other comprehensive income	206,432
Total stockholders' equity	439,192
$ 783,136

See Notes to Consolidated Financial Statements UME~1\whuettel\LOCALS~1\Temp\3436secword113004.doc Revised: 1/20/2005 1:58 PM mjt

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2004 and 2003
	For the Three Months Ended November 30, 2004	For the Three Months Ended November 30, 2003	For the Six Months Ended November 30, 2004	For the Six Months Ended November 30, 2003
Equipment rent revenue	$ 5,424	$ 7,208	$ 10,360	$ 12,018
Operating expenses	25,497	77,114	96,341	147,061
Loss from operations	(20,073)	(69,906)	(85,981)	(135,043)
Other income (expense)
Interest expense	(1,851)	(3,848)	(2,439)	(16,616)
Net loss	$ (21,924)	$ (73,754)	$ (88,420)	$ (151,659)
Net loss per common share (basic and fully diluted)	$ (0.03)	$ (0.23)	$ (0.11)	$ (0.49)
Weighted average number of common shares outstanding	856,801	320,413	840,215	308,214

See Notes to Consolidated Financial Statements C:\DOCUME~1\whuettel\LOCALS~1\Temp\3436secword113004.doc Revised: 1/20/2005 1:58 PM mjt

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2004 and 2003
		For the Three Months Ended November 30, 2004	For the Three Months Ended November 30, 2003	For the Six Months Ended November 30, 2004	For the Six Months Ended November 30, 2003
Net loss		$ (21,924)	$ (73,754)	$ (88,420)	$ (151,659)
Other comprehensive income (loss)
Foreign currency translation adjustment		33,040	31,766	44,101	28,158
	Comprehensive income (loss)	$ 11,116	$ (41,988)	$ (44,319)	$ (123,501)

See Notes to Consolidated Financial Statements C:\DOCUME~1\whuettel\LOCALS~1\Temp\3436secword113004.doc Revised: 1/20/2005 1:58 PM mjt

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Six Months Ended November 30, 2004
	Common Stock		Common Stock Issuable		Preferred Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount			Accumulated Deficit		Total
Balance, May 31, 2004	793,566	$ 59		$ -		$ -	$4,124,805		$(3,979,875)	$ 162,331	$ 307,320
Common stock issued for
services	63,235	5					42,995				43,000
Common stock issued for
acquisition of subsidiaries			14,743,199	1,239			88,695				89,934
Issuance of warrants in
connection with
convertible debt							43,257				43,257
Net loss									(88,420)		(88,420)
Translation adjustment										44,101	44,101
Balance, November 30, 2004	856,801	$ 64	14,743,199	$ 1,239	-	$ -	$4,299,752	#	$(4,068,295)	$ 206,432	$ 439,192

See Notes to Consolidated Financial Statements C:\DOCUME~1\whuettel\LOCALS~1\Temp\3436secword113004.doc Revised: 1/20/2005 1:58 PM mjt

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2004 and 2003
	2004	2003
Cash Flows From Operating Activities
Net loss	$ (88,420)	$ (151,659)
Adjustment to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	469	243
Amortization	13,390	1,745
Issuance of common stock for services	43,000	160,762
Changes in operating assets and liabilities, net of effects
from purchase of Subsidiaries
Accounts receivable		1,807
Accounts payable	21,878	10,650
Net cash provided by (used in) operating activities	(9,683)	23,548
Cash Flows From Investing Activities
Purchase of equipment		(28,281)
Purchase of subsidiaries, adjusted for cash acquired	9,106
Acquisition of license		(52,342)
Net cash (used in) provided by investing activities	9,106	(80,623)
Cash Flows from Financing Activities
Proceeds from issuance of stock		37,436
Proceeds from demand loans	8,322	18,176
Proceeds from stockholder advances		5,730
Payments on amounts due to stockholders		(4,587)
Net cash provided by financing activities	8,322	56,755
Foreign exchange effect on cash	1,388	3,327
Net change in cash	9,133	3,007
Cash at the beginning of the period	234	951
Cash at the end of the period	$ 9,367	$ 3,958
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See Notes to Consolidated Financial Statements C:\DOCUME~1\whuettel\LOCALS~1\Temp\3436secword113004.doc Revised: 1/20/2005 1:58 PM mjt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Operations

Vitasti, Inc. (formerly Global Golf Holdings, Inc.) (the "Company"), a Delaware corporation, is in the business of marketing, rental, and distribution of golf merchandise. As described in these financial statements, the Company acquired a business that sells and distributes low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet.

Consolidation

The accompanying consolidated financial statements include the accounts of Global Golf Holdings, Inc. and its wholly-owned subsidiaries, Golflogix, Low Carb Centre, Inc., Low Carb Bakery, Inc., and McNabb and Associates. All intercompany accounts and transactions have been eliminated.

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

Inventory/Cost of Sales

Inventory consists of low carbohydrate foods and ingredients and is stated at the lower of cost (first-in, first-out method) or market. Shipping and handling costs will be included with cost of sales.This impairment is shown with operating expenses in these financial statements.

Intangibles

Intangible assets include options to purchase the exclusive license rights to market and distribute the "xCaddie Handheld GPS System" throughout various defined geographic locations. This asset has an indefinite useful life and is tested annually for impairment. As the option rights to various geographic areas are surrendered, a proportionate share of the option is considered impaired. At May 31, 2003, management determined the option was partially impaired due to the surrendering of the option to certain geographic areas. Accordingly, an impairment loss of $419,050 is included in these financial statements. As the option rights are exercised, the cost of the license plus a proportionate share of the capitalized option cost is capitalized to the product license and amortized over the term of the purchased product license agreement.

C:\DOCUME~1\whuettel\LOCALS~1\Temp\3436secword113004.doc Revised: 1/20/2005 1:58 PM mjt

Intangible assets also include customer lists attributable to the acquisition of Low Carb Centre (See Note 3). The customer lists have an indefinite useful life and are tested annually for impairment.

Intangibles consist of the following at November 30, 2004:

Product licenses, net	$115,102
Options to purchase exclusive license	266,210
Customer lists, Low Carb Centre	12,490
$393,802

This impairment is shown with operating expenses in these financial statements.

Foreign Currency Translation

The Company translates foreign assets and liabilities of its Canadian subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income, until all or a part of the investment in the subsidiary is sold or liquidated. Translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Revenue Recognition

Equipment Revenue from equipment rentals are is reported as income on a the straight-line basis over the noncancelable lease term as it becomes receivable according to the provisions of the lease. Revenue from products sold is recognized when the sale is made, the price is fixed and determinable, and collectibility is probable.

Comprehensive Income and Loss

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive gain and loss, which currently includes only foreign currency translation adjustments, is shown as a component of stockholders' equity.

Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Common stock issuable upon conversion of the Company's warrants, convertible debt, and preferred stock were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive. On November 23, 2004, the Company completed an acquisition of subsidiaries (See Note 3) in exchange for 14,743,199 common shares. The shares were issued subsequent to November 30, 2004. For purposes of loss per share computations, all of these shares have been included as outstanding as of November 30, 2004.

C:\DOCUME~1\whuettel\LOCALS~1\Temp\3436secword113004.doc Revised: 1/20/2005 1:58 PM mjt

Stock-Based Compensation

The Company has a stock-based equity incentive plan, which is described more fully in the audited financial statements for May 31, 2004. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net loss, since no options were granted under the plan. To the extent options are granted and those options have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost will be recorded. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted, amortized over the estimated life of the option. This compensation cost is recognized ratably over the vesting period. In accordance with APB 25, the Company records compensation costs only for stock options issued to non-employees.

Since the Company has not issued stock options to employees, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of Statement Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation.

Note 2. Going Concern

The Company has incurred significant losses from operations in each of the last two years and the interim period to date and has an accumulated deficit of $4,068,295 at November 30, 2004. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) focusing on promoting and expanding the business plan of Low Carb Centre, Inc. and related entities (See Note 3), (b) reconsidering the future of the Company's golf segment; (c) continuing efforts to raise additional capital and/or other forms of financing; and (d) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

Note 3. Acquisition of Subsidiaries

On November 23, 2004, the Company completed its acquisition of the assets of Low Carb Centre, Inc., Low Carb Centre Bakery, Inc., and McNabb and Associates, Inc. (collectively, "Low Carb Centre"). Resulting operations of Low Carb Centre are included as of that date. The acquisition was made for the purpose of expanding the Company's operations. In consideration, the Company issued 14,743,199 shares of the Company's common stock to the shareholders of Low Carb Centre. In addition, the Company assumed convertible promissory notes issued by Low Carb Centre in the amount of $221,962. The purchase price amounted to $89,934, consisting of the fair value of the shares issued at the effective date of the purchase.

C:\DOCUME~1\whuettel\LOCALS~1\Temp\3436secword113004.doc Revised: 1/20/2005 1:58 PM mjt

Following is a summary of the assets acquired and liabilities assumed:

Assets acquired:
Current assets	$160,137
Equipment	139,269
Customer lists	12,490
Total assets acquired	311,896
Liabilities assumed:
Convertible promissory notes	(221,962)
Purchase price	$89,934

Note 4. Convertible Promissory Notes

Prior to the purchase of Low Carb Centre, Low Carb Centre issued 12% Convertible Promissory Notes which, by agreement with the Company, became convertible into Vitasti, Inc. shares after the closing of the purchase. The notes are convertible at the rate of $0.125 per share. For those notes that were Canadian-denominated, the share conversion was determined based on the exchange rate on the date of the issuance of debt. The convertible debt also included detachable warrants to purchase additional shares at a rate of one additional share for each four shares convertible. The warrants are exercisable at $0.15 per share. Warrants to purchase a total of approximately 1,695,452 shares are outstanding in connection with this debt as of November 30, 2004. The warrants expire in three years from that date.

Following the closing of the purchase of Low Carb Centre, the recorded proceeds from the issuance of the debt were allocated on a pro rata basis between the carrying amount of the notes and the amount attributable to the fair value of detachable warrants.

Note 5. Segment Reporting

Effective as of the date of the purchase of Low Carb Centre, the Company operates in two segments, rental and distribution of golf merchandise and retail and wholesale distribution of food products. At November 30, 2004, there are no material operations to report from the retail and wholesale distribution of food products segment. As of November 30, 2004, assets and liabilities attributable to the food product segment amounted to $311,896 and $178,705, respectively.

As of November 30, 2004, the Company does not consider its golf segment to have been discontinued nor does it consider the carrying value of the related intangible assets to have been impaired. If management were to decide on divestiture of the golf segment, the carrying value of the intangible assets of $381,312, as of November 30, 2004, may be determined to be impaired in consideration of any future net value that could be realized on existing equipment leases and/or from the sale to a third party of the product license or the options to purchase exclusive licenses.

Note 6. Subsequent Events

Effective December 9, 2004, the Board of Directors approved a 1 for 34 reverse stock split. Presentation of shares issued and outstanding, common stock amounts reported, and loss per share have been restated to give affect to the reverse split for all periods presented.

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

Prior to the acquisition of Golflogix Canada, our business activities included designing web sites and operating and maintaining a computer internet web site for companies associated with the forest and wood product industries. However, subsequent to the acquisition of this business we failed to generate profitability and incurred negative cash flows from operations. GolfLogix Canada, a distributor of golfing merchandise had entered into an agreement to purchase an exclusive licensing right to market and distribute the GolfLogix System in Canada.

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

On April 15, 2004, the Company filed a Form 8-K announcing that due to lack of success in executing the Company’s business plan and considerable underfunding of the same, that the Board of Directors had determined that it was no longer viable to continue operations under the current business plan. In the interim, the company continues to operate its Golflogix business segment.

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

On November 23, 2004, the Company closed on the Acquisition Agreement. On December 2, 2004, the Company filed a Form 8-K detailing the entire terms of the transaction and the focus of the Company on a going forward basis. The entire contents of Form 8-K are incorporated by reference herein and attached hereto as an Exhibit. Additionally, the DEF 14C filed by the Company on October 27, 2004 is also incorporated by reference herein and attached hereto as an Exhibit.

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

We intend to fund the Company and attempt to meet corporate obligations by selling common stock. However, the Company's common stock is very volatile and any investment in the Company is extremely risky.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNRESGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following are incorporated by reference herein:

(a)	Form 8-K filed on December 2, 2004; and
(b)	DEF 14C filed on October 27, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following are incorporated by reference herein:

(c)	Form 8-K filed on December 2, 2004; and
(d)	DEF 14C filed on October 27, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 2, 2004.
31.1	CEO Certification	Filed herewith
31.2	CFO Certification	Filed herewith
99.1	CEO and CFO Certification	Filed herewith
99.2	Form 8-K dated December 2, 2004	Filed herewith
99.3	DEF 14C filed on October 27, 2004	Filed herewith

(b)    Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on October 14, 2004;
(b)	Form 8-K/A filed on October 14, 2004; and
(c)	Form 8-K filed on December 2, 2004.

Vitasti, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    /s/ Tammy-Lynn McNabb
                    _________________________
Date: January 20, 2005                  By: Tammy-Lynn McNabb
                       Its: CEO