Form 10QSB/A
period 2004-11-30
VITASTI, INC. /DE/
filed 2005-01-21
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB/A
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

November 30, 2004

Table of Contents

Vitasti, Inc.

		Page
Part I.
FINANCIAL INFORMATION:
	Item 1. Financial Statements:
	Consolidated Balance Sheet (Unaudited)	F-2

	Consolidated Statements of Operations (Unaudited)	F-3
	Consolidated Statements of Comprehensive Income (Unaudited)	F-4
	Consolidated Statements of Stockholders’ Equity (Unaudited)	F-5
	Consolidated Statements of Cash Flows (Unaudited)	F-6

	Notes to Consolidated Financial Statements	F-7 to F-11

	Item 2. Management's Discussion and Analysis and Plan of Operation	1

	Item 3. Controls and Procedures	8

Part II. OTHER INFORMATION:

	Item 1. Legal Proceedings	8

	Item 2. Changes in Securities	8

	Item 3. Defaults Upon Senior Securities	8

	Item 4. Submission of Matters to a Vote of Security Holders	8

	Item 5. Other Information	9

	Item 6. Exhibits and Reports on Form 8-K	9

SIGNATURES		10

EXHIBITS

EXPLANATORY NOTE:

This Amendment is being filed solely to correct a clerical mistake that occurred at the time that the financials, together with the notes, were inserted into the main body of the document. By way of computer and user error, an older, redlined version of the aforementioned information was inadvertently inserted into the original filing. Due to same, there were minor changes to the table of contents as well.

ITEM 1. FINANCIAL STATEMENTS

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

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
$ 783,136

See Notes to Consolidated Financial Statements C:\Documents and Settings\whuettel\Desktop\vitasti financials.doc Revised: 1/21/2005 9:11 AM mjt

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

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

See Notes to Consolidated Financial Statements C:\Documents and Settings\whuettel\Desktop\vitasti financials.doc Revised: 1/21/2005 9:11 AM mjt

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

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

See Notes to Consolidated Financial Statements C:\Documents and Settings\whuettel\Desktop\vitasti financials.doc Revised: 1/21/2005 9:11 AM mjt

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

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

See Notes to Consolidated Financial Statements C:\Documents and Settings\whuettel\Desktop\vitasti financials.doc Revised: 1/21/2005 9:11 AM mjt

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

See Notes to Consolidated Financial Statements C:\Documents and Settings\whuettel\Desktop\vitasti financials.doc Revised: 1/21/2005 9:11 AM mjt

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

Inventory/Cost of Sales

Inventory consists of low carbohydrate foods and ingredients and is stated at the lower of cost (first-in, first-out method) or market. Shipping and handling costs will be included with cost of sales.

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

                    /s/ Tammy-Lynn McNabb
                    _________________________
Date: January 21, 2005                  By: Tammy-Lynn McNabb
                       Its: CEO