Form 10KSB
period 2004-12-31
VITASTI, INC. /DE/
filed 2005-04-15
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. 000-26673
VITASTI, INC. (Name of small business issuer in its charter)
_____________________________________________

Delaware	98-0207081
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

100-1001 Churchill Crescent North Vancouver, B.C., Canada	V7P 1T2
(Address of Principal Executive Offices)	(Zip Code)

(604) 980-6693
(Issuer's Telephone Number)

Securities registered under Section 12(g) of the Act:	None
Securities to be registered under Section 12(g) of the Act:	None

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

Issuer's revenues for its most recent fiscal year: $67,414.

State the aggregate market value of the voting stock and non-voting equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 7, 2005, was $0.10.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 11, 2005, there were 25,165,452 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

VITASTI, INC.

Section	Heading	Page
Part I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

Part II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7	Financial Statements with Index and Auditor's Report
Item 8	Changes in and Disagreements on Accounting and Financial Disclosure
Item 8A	Controls and Procedures
Item 8B	Other Information

Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12	Certain Relationships and Related Transactions

Part IV
Item 13	Exhibits and Reports on Form 8-K
Item 14
Signatures

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

Item 1. Description of the Business.

History of the Company

Vitasti, Inc. ("we," "us," "our," or the "Company") was incorporated on December 18, 1997 pursuant to the laws of the State of Delaware under the name of Autoeye, Inc.

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

After our acquisition of GolfLogix Canada, on November 30, 2002, we entered into a stock purchase agreement with Cherry Point Consulting, resulting in a divestiture of the assets of Forest Industry Online. Under the agreement, Cherry Point Consulting purchased shares of Forest Industry Online and assumed all of the related assets and liabilities of the same. On January 7, 2003, our name was formally changed to Global Golf Holdings, Inc.

On June 27, 2003, the Company paid $50,000 to execute a licensing agreement for the distribution of the GolfLogix System for Western Canada.

On April 15, 2004, the Company filed a Form 8-K announcing that due to lack of success in executing the Company’s business plan and considerable underfunding of the same, that the Board of Directors determined that it was no longer viable to continue operations under the current business plan.

In accordance with the foregoing, the Company announced the retention of Business Consulting Group Unlimited (“BCGU”). BCGU was retained in order to assist the Company in winding down the failed operations of the Company and to assist in identifying and developing a new strategic operational focus for the Company. BCGU proceeded to assist the Company in reducing its debt and the number of outstanding liabilities. BCGU was able to secure debt assignment agreements and debt settlement agreements from several of the largest Company creditors including, $193,158.00 in debt in consideration for the issuance of 5,000,000 restricted shares.

During 2004, the Company issued 5,204,190 common shares to settle demand loans and amounts due and owing to shareholders. Additionally, the Company cancelled 900,000 shares that had been issued for cash. Accordingly, at May 31, 2004, the Company reflected an amount due and owing to two shareholders of $34,510.00.

On October 1, 2004, the Company and LCC, as hereinafter defined, executed a Definitive Acquisition Agreement. In addition to acquiring substantially all of the assets of LCC, the Company agreed to assume up to USD $425,000 in LCC convertible notes.

On November 23, 2004, and with the assistance of BCGU, the Registrant closed on an Acquisition Agreement (the “Agreement”) to purchase the assets and related business of Low Carb Centre, Inc. (“LCC”), Low Carb Bakery, Inc. (“LCB”), and McNabb & Associates (“MNA”). LCC is a privately held company organized under the laws of British Columbia, Canada with its primary business being the retail sales and distribution of gourmet low carbohydrate food products through its two traditional brick-and-mortar retail stores and the world wide web at www.lowcarbcentre.com. LCB is a privately held company organized under the laws of British Columbia, Canada with its primary business being the manufacturing of food products for the LCC retail market. MNA is a privately held company organized under the laws of British Columbia, Canada with its primary business being the management and supervision of the business operations of both LCC and LCB. LCC, LCB and MNA shall be collectively hereinafter be referred to hereinafter as “LCC” or “Sellers.”

Under the terms of the Agreement (referred to as the “LCC Transaction”), the Registrant acquired substantially all of the assets of LCC, including, but not limited to, LCC’s suppliers, customer and vendor lists and records pertaining thereto, the trade names “Low Carb Centre,” “Low Carb Bakery” and “McNabb and Associates,” all registered and unregistered trademarks, service marks, sales marks, colors, names and slogans relating to the business, and all applications for any of the foregoing, together with all of the Sellers’ rights to use all of the foregoing forever, and all goodwill associated with the foregoing, the existing phone number(s) and websites of the business, all assets referred to or referenced within any audited financial statements of the business in preparation or consideration of the closing of the LCC Transaction and any and all recipes, trade secrets, trade practices, décor, goodwill, clients, equipment, furniture, assets, machinery, trade fixtures, miscellaneous supplies, inventory, existing contracts and tangible personal property.

GGLF did not assume any liabilities of LCC, with the exception of a series of 12% Convertible Promissory Notes (the “Notes”) issued by LCC in connection with this transaction. The Notes shall be converted (the “Conversion”) into common shares of the Registrant at $0.125 per share. The Conversion shall include the principal amount of the respective Note along with any unpaid interest. Each Noteholder has an additional 25% warrant exercisable at $0.15 per share. The issuance of the Notes provided necessary capital in order to allow LCC to remain operational during the pendency of the LCC Transaction. As of November 30, 2004, the Registrant assumed 11 Notes in the total aggregate amount of USD$221,962.

Consideration for the LCC Transaction was 14,743,199 newly issued shares of the Registrant post-reverse split. The terms and conditions of the Agreement were determined in arm’s length negotiations between the Registrant and LCC.

The terms and conditions of the Asset Purchase Agreement were determined in arm’s length negotiations between the Company and LCC.

Government Regulations

All of the Registrant’s food products and packaging materials are subject to regulations administered by the United States Food and Drug Administration (“FDA”) or, with respect to products containing meat and poultry, the United States Department of Agriculture, and their respective equivalents in Canada. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish safety standards for food processing, establish ingredients and manufacturing procedures for certain foods, establish standards of identity for certain foods, determine the safety of food additives and establish labeling standards and nutrition labeling requirements for food products.

Almost all of the activities of the Registrant’s food operations outside of the United States are subject to local and national regulations similar to those applicable to Vitasti in the United States and, in some cases, international regulatory provisions, such as those of the European Union relating to labeling, packaging, food content, pricing, marketing and advertising and related areas.

The European Union and certain individual countries require that food products containing genetically modified organisms or classes of ingredients derived from them be labeled accordingly. Other countries may adopt similar regulations. The FDA has concluded that there is no basis for similar mandatory labeling under current United States law.

Item 2.  Description of the Property.

Our administrative offices and research facilities are located in North Vancouver and Coquitlam, British Columbia Canada. We lease approximately 2500 square feet of industrial space for $2,500 per month, manufacturing space of approximately 1500 square feet for $1,750 per month and retail space of approximately 1700 square feet at $5400.00 per month. Collectively, all of the space we lease is utilized for retail sales, research and development, as offices and for production purposes. All of the Registrant’s leases expire in 2008. It is our belief that the various spaces are adequate for our immediate needs. Additional space may be required as we expand our research and development activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3.  Legal Proceedings.

There are currently no pending legal matters.

Item 4. Submission of Matters to a Vote of Security Holders.

A shareholder meeting was not held during this fiscal year.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol “VITS.” Prior to December 9, 2004, our common stock was traded on the OTC Bulletin Board under the symbol “GGLF.” For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. We completed a 1 for 34 reverse stock split on December 9, 2004, and all of the prices in the following tables have been adjusted to reflect this split.

FISCAL YEAR 2004	HIGH BID	LOW BID
First Quarter	$10.20	$4.08
Second Quarter	$5.10	$0.68
Third Quarter	$1.36	$0.34
Fourth Quarter	$0.59	$0.20

FISCAL YEAR 2003	HIGH BID	LOW BID
First Quarter	$7.14	$2.72
Second Quarter	$5.78	$2.04
Third Quarter	$6.12	$1.70
Fourth Quarter	$9.18	$3.40

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The Penny Stock Rules requires a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Holders

As of December 31, 2004, there were approximately 112 record owners of our common stock.

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, our current preferred stock instruments, and our future credit arrangements may then impose.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

There have been no sales of unregistered securities within the last three years, which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for those already disclosed in the Form 10-QSBs and Form 8-Ks filed during the 2004 calendar year, all of which are incorporated by reference herein.

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

Prior to the acquisition of Golflogix Canada, our business activities included designing web sites and operating and maintaining a computer internet web site for companies associated with the forest and wood product industries. However, subsequent to the acquisition of this business we failed to generate profitability and incurred negative cash flows from operations. GolfLogix Canada, a distributor of golfing merchandise and has entered into an agreement to purchase a licensing right to market and distribute the GolfLogix System in Canada.

After our acquisition of GolfLogix Canada, on November 30, 2002, we entered into a stock purchase agreement with Cherry Point Consulting, resulting in a divestiture of the assets of Forest Industry Online. Under the agreement, Cherry Point Consulting purchased shares of Forest Industry Online and assumed all of the related assets and liabilities of the same. On January 7, 2003, we changed our name to Global Golf Holdings, Inc.

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

On November 23, 2004, with the assistance of BCGU, the Registrant closed on the Agreement with LCC. LCC is a privately held company organized under the laws of British Columbia, Canada with its primary business being the retail sales and distribution of gourmet low carbohydrate food products through its four traditional brick-and-mortar retail stores and the world wide web at www.lowcarbcentre.com. LCB is a privately held company organized under the laws of British Columbia, Canada with its primary business being the manufacturing of food products for the LCC retail market. MNA is a privately held company organized under the laws of British Columbia, Canada with its primary business being the management and supervision of the business operations of both LCC and LCB.

Under the terms of the LCC Transaction, the Registrant acquired substantially all of the assets of LCC, including, but not limited to, LCC’s suppliers, customer and vendor lists and records pertaining thereto, the trade names “Low Carb Centre,” “Low Carb Bakery” and “McNabb and Associates,” all registered and unregistered trademarks, service marks, sales marks, colors, names and slogans relating to the business, and all applications for any of the foregoing, together with all of the Sellers’ rights to use all of the foregoing forever, and all goodwill associated with the foregoing, the existing phone number(s) and websites of the business, all assets referred to or referenced within any audited financial statements of the business in preparation or consideration of the closing of the LCC Transaction and any and all recipes, trade secrets, trade practices, décor, goodwill, clients, equipment, furniture, assets, machinery, trade fixtures, miscellaneous supplies, inventory, existing contracts and tangible personal property.

GGLF did not assume any liabilities of LCC, with the exception of the Notes. The Notes shall be converted (the “Conversion”) into common shares of the Registrant at $0.125 per share. The Conversion shall include the principal amount of the respective Note along with any unpaid interest. Each Noteholder has an additional 25% warrant exercisable at $0.15 per share. The issuance of the Notes provided necessary capital in order to allow LCC to remain operational during the pendency of the LCC Transaction. As of November 30, 2004, the Registrant assumed 11 Notes in the total aggregate amount of USD$177,606.12.

Consideration for the LCC Transaction was 14,743,199 newly issued shares of the Registrant post-reverse split. The terms and conditions of the Agreement were determined in arm’s length negotiations between the Registrant and LCC.

The terms and conditions of the Asset Purchase Agreement were determined in arm’s length negotiations between the Company and LCC.

Results of Operations for the seven months ended December 31, 2004 as compared with the prior fiscal year ended May 31, 2004.

We generated $67,414 in revenues during the seven months ended December 31, 2004 versus $14,080 for the year ended May 31, 2004.

Operating Expenses.

Operating expenses arose primarily from professional and consulting fees, a majority of which were incurred as a result of the retention of BCGU and the LCC Transaction. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with the acquisition the LCC Companies and other minimal interest expenses on outstanding debt. As a result, we incurred a net loss of $2,445,976 during the seven month period ended December 31, 2004 (approximately $0.64 per share).

Plan Of Operation For The Next Twelve Months.

During 2004 and to date in 2005, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our low carb operations. These milestones include:

•	Development of several private label products currently being sold under the brand name “Carb Craver Alternatives”
•	First to market in North America as an all inclusive Wellness Centre leading to significant media attention
•	Development of a franchise model for planned future growth of Vitasti Lifestyle Markets
•	Completed significant research and development paving the way for future leading edge products
•	Becoming a publicly traded Company by and through the LCC Transaction

As a result of the achievement of these milestones, and our marketing and business development efforts, which commenced prior to achieving these milestones, can be implemented with much greater effort and results. Our efforts are still aimed toward promoting our products and services that we offer presently, and those that we may offer in the future. A significant portion of the capital currently available to us will be used to provide the marketing and business development resources needed to achieve wider distribution and recognition of our services and products in the global market. We are presently shipping our products (packaged and in bulk) to Asian countries such as Korea that are currently realizing the low carb boom.

Our cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of new products, and effective management of inventory levels in response to sales forecasts. We expect to devote capital resources to continue our product development, expand manufacturing capacity and continue research and development activities. We will examine other growth opportunities, including strategic alliances, and we expect any such activities will be funded from existing cash and cash equivalents, as well as issuance of additional equity or additional borrowings, subject to market and other conditions.

We believe that our existing cash balances will be sufficient to fund current operations, but any additional growth of the company will require additional cash infusions. Thus, we may not be required to sell additional equity or obtain additional credit facilities in the near term.. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of product development programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives. We expect to launch a series of new product lines within the next 6 months in the Canadian, United States, Korean and Japanese markets. Our relationship with Someo International will allow immediate growth in the Asian markets and we believe that this will represent significant value. We believe that our international sales efforts will succeed based upon the market need, the performance of our products, our competitive pricing, the distribution and marketing channels we are pursuing, and the quality of our professional staff.

Progress in our contract development and manufacturing initiatives and new research and development will also likely lend credibility to our plan to become profitable. We anticipate that we will hire several new members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2005 in order to fully implement our plans for growth.

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

Liquidity and Capital Resources.

At December 31, 2004, we had $12,269 in cash and total current assets of $91,641. Our current liabilities are $360,564 at December 31, 2004 (of which $175,687 in convertible debt has been repaid by conversion into shares in January, 2005). As of the date of this report, we do not require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives with respect to current operations. If we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our limited operating history and our recent concerns pertaining to profitability has raised substantial doubt about our ability to continue as a going concern.

In spite of the fact that the current obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to expand operations.

If necessary and plausible, we intend to fund the Company and attempt to meet corporate obligations by selling common stock.

We face exposure to fluctuations in the price of our common stock due to the limited cash resources we have. For example, the Company has very limited resources to pay legal and accounting professionals on a going forward basis and upon the expiration of any present agreements, if any, with any such professionals under which payment has already been tendered. If we are unable to pay a legal or accounting professional in order to perform various professional services for the company, it may be difficult, if not impossible, for the Company to maintain its reporting status under the Securities Exchange Act of 1934. If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become "delisted" and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

VITASTI, INC. (Formerly Global Golf Holdings, Inc.) CONSOLIDATED FINANCIAL REPORT DECEMBER 31, 2004

C O N T E N T S

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM and 2

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vitasti, Inc.
Vancouver, BC
Canada

We have audited the accompanying consolidated balance sheet of Vitasti, Inc. and Subsidiary (formerly Global Golf Holdings, Inc.) as of December 31, 2004, and the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for the seven-month period ended December 31, 2004, and the year ended May 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitasti, Inc. and Subsidiary (formerly Global Golf Holdings, Inc.) as of December 31, 2004, and the results of their operations and their cash flows for the seven-month period ended December 31, 2004 and the year ended May 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated positive cash flows from operations and has an accumulated deficit at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 11, 2005
Seattle, Washington

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED BALANCE SHEET

December 31, 2004
ASSETS
Current Assets
Cash	$ 12,269
Accounts receivable	2,315
Receivable for debt subscriptions	18,000
Assets of discontinued operation held for sale	23,058
Inventory	24,642
Prepaid expenses	11,357
Total current assets	91,641
Property and Equipment, net	81,994
Intangible asset	70,672
$ 244,307
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$ 5,387
Accounts payable	113,739
Due to stockholders for shares cancelled	39,244
Demand loan payable	26,507
Convertible promissory notes, net of discount	175,687
Total current liabilities	360,564
Stockholders' Deficit
Preferred stock, $0.0001 par value, 5 million shares
authorized, no shares issued or outstanding
Common stock, $0.0000029 par value, 30 million shares
authorized, 8,116,801 shares issued and outstanding	23
Common stock issuable, 14,743,199 shares	43
Additional paid-in capital	6,100,937
Accumulated deficit	(6,425,851)
Accumulated other comprehensive income	208,591
Total stockholders' deficit	(116,257)
$ 244,307

See Notes to Consolidated Financial Statements

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Seven Months Ended December 31, 2004 and the Year Ended May 31, 2004
	Seven Months
	Ended	Year Ended
	December 31,	May 31,
	2004	2004
Sales	$ 67,414	$ -
Cost of sales	31,705
Gross profit	35,709	-
Operating expenses
General and administrative	1,890,647
Bad debt expense	41,343
Impairment of leasehold improvements	47,852
Total operating expenses	1,979,842	-
Loss from continuing operations	(1,944,133)	-
Discontinued Operations
Loss from operations of discontinued segment	(501,843)	(1,578,390)
Net loss	$(2,445,976)	$(1,578,390)

Net loss per common share (basic and fully-diluted)
Continuing operations	$ (0.51)	$ -
Discontinued operations	(0.13)	(4.06)
Net loss per common share	$ (0.64)	$ (4.06)
Weighted average number of common shares outstanding	3,794,745	388,788

See Notes to Consolidated Financial Statements

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Seven Months Ended December 31, 2004 and the Year Ended May 31, 2004
		Seven Months
		Ended	Year Ended
		December 31,	May 31,
		2004	2004
Net loss		$(2,445,976)	$(1,578,390)
Other comprehensive income (loss)
Foreign currency translation adjustment		46,260	(72,745)
	Comprehensive income (loss)	$(2,399,716)	$(1,651,135)

See Notes to Consolidated Financial Statements

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Seven Months Ended December 31, 2004 and the Year Ended May 31, 2004
	Common Stock		Common Stock Issuable		Preferred Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Accumulated Deficit		Total

Balance, May 31, 2003	209,827	$ 1		$ -	-	$ -	$ 2,347,044	$ (2,401,485)	$ 235,076	$ 180,636
Common stock issued for:
Cash	63,235						73,564			73,564
Services and expenses	381,176	1					1,369,553			1,369,554
Debt settlement	153,064						217,733			217,733
Shares cancelled	(26,471)						(36,035)			(36,035)
Options granted for services							135,683			135,683
Exercise of options	12,735						17,320			17,320
Net loss								(1,578,390)		(1,578,390)
Translation adjustment									(72,745)	(72,745)
Balance, May 31, 2004	793,566	2		-		-	4,124,862	(3,979,875)	162,331	307,320
Common stock issued for
services	7,323,235	21					1,842,927			1,842,948
Common stock issued for
acquisition of business			14,743,199	43			89,891			89,934
Issuance of warrants in
connection with
convertible debt							43,257			43,257
Net loss								(2,445,976)		(2,445,976)
Translation adjustment									46,260	46,260
Balance, December 31, 2004	8,116,801	$ 23	14,743,199	$ 43	-	$ -	$ 6,100,937	$ (6,425,851)	$ 208,591	$ (116,257)

See Notes to Consolidated Financial Statements

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Seven Months Ended December 31, 2004 and the Year Ended May 31, 2004
	Seven Months
	Ended	Year Ended
	December 31,	May 31,
	2004	2004
Cash Flows From Operating Activities
Net loss	$(2,445,976)	$(1,578,390)
Adjustment to reconcile net loss to net cash provided
by (used in) continuing operating activities
Loss from discontinued operations	501,843	1,578,390
Depreciation	2,381
Amortization	14,082
Bad debt	41,343
Impairment of leasehold improvements	47,852
Issuance of common stock for services and expenses	1,842,948
Changes in operating assets and liabilities, net of
effect from purchase of business
Accounts receivable	4,729
Inventory	283
Prepaid expenses	5,387
Bank overdraft	4,101
Accounts payable and accrued expenses	46,899
	Net cash provided by (used in) continuing
operating activities	65,872	-
Cash Flows From Investing Activities
Purchase of equipment	(3,068)
Purchase of subsidiaries, adjusted for cash acquired	3,468
Net cash provided by (used in) investing activities	400	-
Cash Flows from Financing Activities
Proceeds from demand loan	8,322
Net cash used in discontinued operation	(66,386)	26,384
Foreign exchange effect on cash	3,827	(27,100)
Net change in cash	12,035	(716)
Cash at the beginning of the period	234	950
Cash at the end of the period	$ 12,269	$ 234
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Operations

Vitasti, Inc. (formerly Global Golf Holdings, Inc.) (the "Company"), a Delaware corporation, acquired a subsidiary on November 23, 2004 (see Note 2) and since that date has adopted the subsidiaries' business plan which is to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet. The Company had also been in the business of marketing, rental, and distribution of golf merchandise until December 31, 2004, when management decided to discontinue the golf line of business. Accordingly, for all periods presented, the golf operations are presented as discontinued operations and the Company has one operating business segment for financial reporting purposes effective as of December 31, 2004.

At December 31, 2004, management elected to change its fiscal year end from May 31 to December 31. Accordingly, these consolidated financial statements present the seven-month period from June 1, 2004 through December 31, 2004 and the year ended May 31, 2004.

Going Concern

The Company has incurred losses from operations, has a working capital deficit and has an accumulated deficit at December 31, 2004. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) focusing on promoting and expanding the business plan of Low Carb Centre, Inc. and related entities, (b) discontinuing the Company's golf segment; (c) continuing efforts to raise additional capital and/or other forms of financing; and (d) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

Discontinued Operations

Management decided to discontinue the golf segment in order to devote the Company's time and resources to the business plan of the newly acquired subsidiaries. The assets of the golf segment are currently being actively marketed and therefore are classified as current assets, held for sale.

During the seven-month period ended December 31, 2004 and the year ended May 31, 2004, operations from the golf business segment generated revenues of $10,360 and $14,080, respectively.

All of the assets of the discontinued segment have been written down to net realizable value. Accordingly, an impairment loss on intangible assets of $438,000 is included in the loss from discontinued operations. Assets of the discontinued operation held for sale at December 31, 2004, consist of golf equipment leased to a golf course through May 2006. The lease provides monthly payments of approximately $2,200 for eight months of the year.

Consolidation

The accompanying consolidated financial statements include the accounts of Vitasti, Inc. and its wholly-owned subsidiary, Golflogix. All intercompany accounts and transactions have been eliminated.

Cash

Cash consists of checking accounts held at financial institutions in the United States and Canada.

Accounts Receivable

Accounts receivable consists of amounts due from customers located in Western Canada. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2004, management believes no allowance for uncollectible accounts is necessary.

Inventory/Cost of Sales

Inventory consists of low carbohydrate foods and ingredients and is stated at the lower of cost (first-in, first-out method) or market. Shipping and handling costs are included with cost of sales.

Equipment

Equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Intangible Assets

Intangibles consist of customer lists attributable to the acquisition of Low Carb Centre (See Note 2). The customer lists have an indefinite useful life and are tested annually for impairment. Management has determined that no impairment write down is necessary at December 31, 2004.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the assets. Equipment as of December 31, 2004 at the Company's various locations consist of:

Leasehold improvements	$65,689
Furniture and equipment	37,286
Computer equipment	5,902
108,877
Less: Accumulated depreciation	(26,883)
$81,994

Subsequent to year end, the Company closed one of its stores. Accordingly, leasehold improvements at that store amounting to $47,852 have been considered impaired and an impairment loss for that amount has been recorded as of December 31, 2004.

Foreign Currency Translation

The Company's reporting currency is the U.S. Dollar. The Company translates foreign assets and liabilities of its Canadian subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income, until all or a part of the investment in the subsidiary is sold or liquidated. Translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Revenue Recognition

Revenue from products sold is recognized when the sale is made, the price is fixed and determinable, and collectibility is probable.

Revenue from discontinued operations consisting of equipment rentals were reported on the straight-line basis over the noncancelable lease term as it became receivable according to the provisions of the lease.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $129 and $14,287 in advertising costs during the seven-month period ended December 31, 2004 and the year ended May 31, 2004, respectively.

Comprehensive Income and Loss

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Other comprehensive gain and loss, which currently includes only foreign currency translation adjustments, is shown as a component of stockholders' deficit.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Effective December 9, 2004, the Board of Directors approved a 1-for-34 reverse stock split. Presentation of shares issued and issuable and outstanding, common stock amounts reported, and loss per share have been restated to give affect to the reverse split for all periods presented. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Common stock issuable upon conversion of the Company's warrants, convertible debt, and preferred stock were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. To the extent options are granted and those options have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost will be recorded. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted. Since the Company has not issued stock options to employees, there is no effect on net loss or loss per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. When the Company issues shares to employees and others, the shares are valued based on the market price at the date the shares are approved for issuance.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, receivable for debt subscriptions, accounts payable, and certain of the assets of the discontinued operation. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature.

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

New Accounting Standards

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have no impact on the Company's financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets" - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's financial statements.

FIN No. 46(R) revised FIN No. 46, "Consolidation of Variable Interest Entities," requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments'" ("FSP") which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.

The EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from these estimates.

Reclassification

Certain May 31, 2004, amounts have been reclassified to conform to the current period presentation.

Note 2. Acquisition of Business

On November 23, 2004, the Company completed its acquisition of the assets of Low Carb Centre, Inc., Low Carb Centre Bakery, Inc., and McNabb and Associates, Inc. (collectively, "Low Carb Centre"). Resulting operations of the business formerly operated by Low Carb Centre are included beginning as of that date. The acquisition was made for the purpose of expanding the Company's operations. In consideration, the Company issued 14,743,199 shares of the Company's common stock to the shareholders of Low Carb Centre. In addition, the Company assumed convertible promissory notes issued by Low Carb Centre in the amount of $221,962. The purchase price amounted to $89,934, consisting of the fair value of the shares issued at the effective date of the purchase.

Following is a summary of the assets acquired and liabilities assumed:

Assets acquired:
Current assets	$108,512
Property and equipment	132,712
Customer lists	70,672
Total assets acquired	311,896
Liabilities assumed:
Convertible promissory notes	221,962
Purchase price	$89,934

These amounts differ from those the Company reported in its quarterly financial statements for the period ended November 30, 2004, because of subsequent adjustments to the valuation of assets acquired.

Note 3. Convertible Promissory Notes

Prior to the purchase of the assets of Low Carb Centre, Low Carb Centre issued 12% Convertible Promissory Notes which, by agreement with the Company, became convertible into Vitasti, Inc. shares after the closing of the purchase. The notes are convertible at the rate of $0.125 per share. For those notes that were Canadian-denominated, the share conversion was determined based on the exchange rate on the date of the issuance of debt. The convertible debt also included detachable warrants to purchase additional shares at a rate of one additional share for each four shares convertible. The warrants are exercisable at $0.15 per share. Warrants to purchase a total of approximately 1,695,452 shares are outstanding in connection with this debt as of November 30, 2004. The warrants expire in three years from that date.

Following the closing of the purchase of the assets of Low Carb Centre, the recorded proceeds from the issuance of the debt were allocated on a pro-rata basis between the carrying amount of the notes and the amount attributable to the fair value of the related detachable warrants. The amount attributable to the warrants of $43,257 was recorded as a debt discount against the carrying value of the debt and is being amortized as interest expense using the effective interest method over the term of the debt.

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

Stock Options Issued to Employees

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

Stock Options Issued to Non-Employees

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

Additional Stock Option Plan Information

A summary status of the Company's fixed stock option plan and changes during the seven-month period ended December 31, 2004 and the year ended May 31, 2004, are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 31, 2003	-
Granted	950,000	$ .04
Exercised	(433,000)	.04
Forfeited	(67,000)	.04
Outstanding, May 31, 2004	450,000.04
Granted
Exercised
Forfeited	(450,000)	.04
Options outstanding and exercisable at end of December 31, 2004	-

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

At December 31, 2004, the Company had approximately $3,877,000 (expressed in U.S. dollars at December 31, 2004) of unused Canadian net operating loss carryforwards for Canadian income tax purposes, which begin to expire in the year 2008. A deferred tax asset has been offset by a full valuation allowance. The components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax liability	$-
Deferred tax assets arising from:
Net operating loss carryforwards	1,318,000
Asset impairment	166,000
1,484,000
Valuation allowance	(1,484,000)
Net deferred taxes	$-

The valuation allowance increased by $803,000 from May 31, 2004 to December 31, 2004 and by $386,500 from May 31, 2003 to May 31, 2004.

The Company's ability to utilize net operating loss carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.

Note 6. Lease Commitments

In connection with its purchase of the assets of Low Carb Centre, the Company assumed an agreement to lease office space for a five-year term commencing May 15, 2003, and an agreement to lease retail space for a three-year term commencing January 1, 2004. The future minimum lease payments (contractually in Canadian dollars, converted into U.S. dollars at the December 31, 2004, exchange rate) under these agreements are as follows for the years ending December 31:

2005	$60,200
2006	64,000
2007	67,300
2008	16,600

Rent expense totaled approximately $6,100 for the period ended December 31, 2004. There was no rent expense in the year ended May 31, 2004.

Note 7. Subsequent Events

Subsequent to December 31, 2004, the Company issued 1,695,452 shares of common stock on conversion of convertible debt that was outstanding as of December 31, 2004. The Company also issued 610,000 shares for services.

Item 7. Financial Statements

The Consolidated Financial Statements and schedules that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to these Financial Statements and schedules is also included on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Not applicable.

Item 8A. Controls & Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

Directors and Executive Officers

Tammy-Lynn McNabb (36)

By way of educational background, Mrs. McNabb attended the British Columbia Institute of Technology from 1987-1990.  While there, Mrs. McNabb was enrolled in the Marketing Sales Management Program.

Presently, Mrs. McNabb has over 15 years of experience in Marketing and Sales.  As part of her experience, she was involved with Marketing for a large English Publication company for 4 years in Tokyo, Japan.  While in Japan, she capitalized on her stay by studying Japanese and earning a Level 4 Proficiency Certification. Moreover, Mrs. McNabb has specialized in various start-up companies, including high-tech and public relations firms.  During the tech boom in the 1990’s, Mrs. McNabb worked in management for a very successful start-up Internet Service Provider and used this experience to begin her journey into entrepreneurship.

In June 1999, Mrs. McNabb began a public and investor relations firm tailored to serving publicly traded companies.    Mrs. McNabb’s keen sense of the public market has allowed tremendous success in both capital raising for under funded companies and overall media exposure.

Ultimately, Mrs. McNabb began another venture of her own, the Low-Carb Centre Inc.  Low-Carb Centre was Canada’s first low carbohydrate retail wellness centre.  Additional retail locations and a bakery specializing in this market soon followed.  Mrs. McNabb is currently pursuing expansion on a global level of various health and wellness products for the ever booming Health Industry.  Recently, Mrs. McNabb was recognized for her efforts as an Entrepreneur in the Culinary Industry by the Forum for Women Entrepreneurs.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2004, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. This disclosure is based on a review of the forms submitted to the Company during, and with respect to, its fiscal year ended December 31, 2004.

Code of Ethics

The Company currently does not have a Code of Ethics that applies to the Company’s principal executive and financial officers. The Company plans to establish and adopt a code of ethics in the second quarter of the current fiscal year.

Identification of Audit Committee; Audit Committee Financial Expert

The Company currently does not have an audit committee and has not made a determination of whether there is a financial expert. The Company does not presently plan to establish an audit committee. However, if an audit committee is established, the Registrant will make the proper disclosures on From 8-K.

Item 10. Executive Compensation.

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the year ended December 31, 2004 and the fiscal year ended May 31, 2004, respectively, to the Company’s Chief Executive Officer and President during such periods.

Summary Compensation Table

Executive Compensation:

Name and Position	Year	Annual Comp Salary	Long Term Compensation Awards—Securities Underlying Stock Options
Tammy-Lynn McNabb, President, CEO, CFO & Chairwoman of the Board	2004	$10,000*	0
Ford Sinclair, President, CEO, and Chairman of the Board	2003-2004	-	-

*This amount represents the period since the acquisition of the assets of LCC through December 31, 2004.

There were no stock options granted or exercised by the named executive directors in 2004.

Employment Agreements

The Registrant has no written employment agreements.

Director Compensation

Ms. McNabb has not received any compensation for her services to date, although the Company and Ms. McNabb entered into a verbal agreement under which Ms. McNabb is to receive $10,000 per month commencing in December, 2004. The Company has adopted no retirement, pension, profit sharing or other similar programs.

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

Name and Address	Shares Beneficially Owned (1) (2)	Percent of Class
Tammy-Lynn McNabb	11,268,600	45.26
Jeanne & Kenny Chow	2,000,000	8.03
Ford Sinclair	2,220,589	8.92
Thunderbird Global Corporation	1,725,000	6.93
Luis Carrillo	1,275,000	5.12
TOTAL	18,489,189	74.26

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

(2)	The shares referenced herein are as reflected in the records of the Registrant’s transfer agent on April 8, 2005.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibits No. 3.1-3.2 to the Company’s Form 8-K filed on December 2, 2004
31.1	CEO Certification	Filed herewith
31.2	CFO Certification	Filed herewith
99.1	CEO and CFO Certification	Filed herewith

(b) Reports on Form 8-K for the year ended December 31, 2004:

•
On December 2, 2004, we filed a Form 8-K announcing that the LCC Transaction had closed, announcing the election of Tammy-Lynn McNabb as CEO, President and Director, announcing the filing of an Amended and Restated Certificate of Incorporation, Amended Bylaws and a reverse stock split.

•	On October 14, 2004, we filed a Form 8-K advising of the execution of the LCC Transaction and transactions related thereto.

•
On April 15, 2004, we filed a Form 8-K advising that the current business of the Company was no longer viable and that the Company had retained the services of Business Consulting Group Unlimited, Inc., in order to assist the Company in the development of a new strategic focus and resolution of debt incurred by the Company.

Item 14. Principal Accountant Fees And Services.

Audit Fees.

During the seven months ended December 31, 2004, the aggregate fees billed or estimated to be billed to us for professional services rendered by Peterson Sullivan, PLLC, for the audit of our annual financial statements, review of financial statements included in our quarterly reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $22,210.

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

Audit Committee and Other Committees.

As of December 31, 2004 our board of directors had not established an audit committee. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process.

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

DATE: April 15, 2005	VITASTI, INC. (Registrant) By: /s/ Tammy-Lynn McNabb
Tammy-Lynn McNabb Director, CEO and CFO