Form 10QSB
period 2005-03-31
VITASTI, INC. /DE/
filed 2005-05-23
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

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
Wade D. Huettel
The Law Offices of Wade D. Huettel
3580 Utah Street
San Diego, CA 92104
(619) 892-3006

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
Yes ____ No   X

As of May 20, 2005, the Registrant had 32,428,608 shares outstanding of its $.0000029 par value common stock.

Quarterly Report on FORM 10-QSB For The Period Ended

March 31, 2005

Table of Contents

Vitasti, Inc.

		Page
Part I.
FINANCIAL INFORMATION:
	Item 1. Financial Statements:
	Consolidated Balance Sheet (Unaudited)	F-2

	Consolidated Statements of Stockholders’ Equity (Unaudited)

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

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)

CONSOLIDATED BALANCE SHEET

March 31, 2005
(Unaudited)
(In Canadian Dollars)
ASSETS
Current Assets
Cash	$ 11,922
Accounts receivable	6,563
Receivable for debt subscriptions	18,000
Assets of discontinued operations held for sale	27,899
Inventory	20,454
Prepaid expenses	13,967
Total current assets	98,805
Property and Equipment, net	98,696
Intangible Asset	85,068
$ 282,569
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ 14,450
Accounts payable	138,085
Due to stockholders for shares cancelled	47,485
Demand loan payable	8,753
Loans from stockholders	60,353
Total current liabilities	269,126
Stockholders' Equity
Preferred stock, $0.0001 par value (in U.S. dollars), 5 million shares
authorized, no shares issued or outstanding	-
Common stock, $0.0000029 par value (in U.S. dollars), 100 million shares
authorized, 24,895,608 shares issued and outstanding	86
Additional paid-in capital	6,591,059
Accumulated deficit	(6,577,702)
Total stockholders' equity	13,443
$ 282,569

See Notes to Financial Statements

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In Canadian Dollars)
	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Sales	$ 100,486	$ -
Cost of sales	(32,454)
Gross profit	68,032	-
General and administrative	334,817
Interest expense	52,068
	386,885	-
Loss from continuing operations	(318,853)	-
Discontinued operations
Loss from operations of discontinued segment		(24,826)
Net loss	$ (318,853)	$ (24,826)
Net loss per common share (basic and fully diluted)
Continuing operations	$ (0.01)	$ 0.00
Discontinued operations	0.00	(0.00)
Net loss per common share	$ (0.01)	$ (0.00)
Weighted average number of common shares outstanding	24,555,230	11,611,091

See Notes to Financial Statements

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from December 31, 2004 to March 31, 2005
(Unaudited)
(In Canadian Dollars)
	Common Stock		Common Stock Issuable		Preferred Stock		Additional Paid-in Capital
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount		Accumulated Deficit	Total
Balance, December 31, 2004	8,116,801	$ 28	14,743,199	$ 52	-	$ -	$6,118,848	$(6,258,849)	$ (139,921)
Issuance of common stock
issuable	14,743,199	52	(14,743,199)	(52)
Common stock issued for
conversion of debt	1,695,452	5					270,493		270,498
Common stock issued for
settlement of debt	250,000	1					169,999		170,000
Common stock issued for
services	90,000	-					31,719		31,719
Adjustment for fractional
shares resulting from
stock split	156
Net loss								(318,853)	(318,853)
Balance, March 31, 2005	24,895,608	$ 86	-	$ -	-	$ -	$6,591,059	$(6,577,702)	$ 13,443

See Notes to Financial Statements

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In Canadian Dollars)
	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Cash Flows From Operating Activities
Net loss	$ (318,853)	$ (24,826)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss from discontinued operations		24,826
Interest expense resulting from debt discount	52,068
Loss settlement of debt	146,680
Issuance of common stock for services	31,719
Changes in operating assets and liabilities
Accounts receivable	(110)
Assets of discontinued operations held for sale	(145)
Inventory	9,208
Prepaid expenses	120
Bank overdraft	7,966
Accounts payable	8,148
Net cash used in operating activities	(63,199)	-
Cash Flows From Financing Activities
Proceeds from loans from shareholders	60,353
Net Cash Used In Discontinued Operations		(3,670)
Net change in cash	(2,846)	(3,670)
Cash at the beginning of the period	14,768	5,135
Cash at the end of the period	$ 11,922	$ 1,465

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental Schedule of Non-Cash Transactions:

Settlement of debt with issuance of common stock	$ 23,320	$ -
Conversion of debt, net of discount, to common stock	218,430

See Notes to Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Operations

Vitasti, Inc. (formerly Global Golf Holdings, Inc.) (the "Company"), a Delaware corporation, acquired the assets of a company on November 23, 2004 (see Note 2) and since that date has adopted a new business plan which is to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet. The Company had also been in the business of marketing, rental, and distribution of golf merchandise until December 31, 2004, when management decided to discontinue the golf line of business. Accordingly, for all periods presented, the golf operations are presented as discontinued operations and the Company has one operating business segment for financial reporting purposes.

Consolidation

The accompanying consolidated financial statements include the accounts of Vitasti, Inc. and its wholly-owned subsidiary, Golflogix. All intercompany accounts and transactions have been eliminated.

Interim Period Financial Statements

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the period ended December 31, 2004 and the year ended May 31, 2004. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Discontinued Operations

Management decided to discontinue the golf segment in order to devote the Company's time and resources to the new business plan of the Company. Assets of the discontinued segment consist of golf equipment and are classified as current assets, held for sale, in these financial statements. An agreement was reached for the sale of the golf segment assets subsequent to March 31, 2005, see Note 3.

During the three-month periods ended March 31, 2005 and 2004, operations from the golf business segment generated revenues of $0 and $2,297, respectively.

Change in Reporting This impairment is shown with operating expenses in these financial statements.Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company's assets and operations are located in Canada. The Company's functional currency and reporting currency are now the same. Prior consolidated financial statements that had been reported in U.S. dollars have been restated into Canadian dollars using the guidance of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation".

By adopting the Canadian dollar as the Company's reporting currency, the cumulative foreign currency translation losses were eliminated from the Company's balance sheet and the foreign currency translation losses were eliminated from the Company's statement of comprehensive income (loss). Prior to the restatement, at December 31, 2004, there was a cumulative foreign currency translation loss of $208,591 (in U.S. dollars) included as part of stockholders' equity in the balance sheet. During the seven-month period ended December 31, 2004, there were foreign currency translation adjustments of $46,260 (in U.S. dollars), included as part of other comprehensive income (loss). In conjunction with the restatement, this amount was eliminated.

Revenue Recognition

Revenue from products sold is recognized when the sale is made, the price is fixed and determinable, and collectibility is probable.

Equipment Revenue from discontinued operations consisting of equipment rentals wereare  reported as income on a the straight-line basis over the noncancelable lease term as it became receivable according to the provisions of the lease.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Effective December 9, 2004, the Board of Directors approved a 1-for-34 reverse stock split. Presentation of shares issued and issuable and outstanding, common stock amounts reported, and loss per share have been restated to give affect to the reverse split for all periods presented. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Common stock issuable upon conversion of the Company's warrants, convertible debt, and preferred stock were not included in the computation of diluted earnings per share for all periods presented because they were anti-dilutive. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Note 2. Going Concern

The Company has incurred losses from operations, has a working capital deficit, and has an accumulated deficit at March 31, 2005. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) transitioning all retail businesses to operate under a new name while maintaining the current business model, (b) focusing on promoting and expanding the business plan of the Company; (c) continue to expand distribution operations overseas, specifically focusing on Southeast Asia; (d) expand manufacturing of private label wellness products; (e) continuing efforts to raise additional capital and/or other forms of financing; and (f) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

Note 3. Acquisition of Business

On November 23, 2004, the Company completed its acquisition of the assets of Low Carb Centre, Inc., Low Carb Centre Bakery, Inc., and McNabb and Associates, Inc. (collectively, "Low Carb Centre"). Resulting operations of the business formerly operated by Low Carb Centre are included beginning as of that date. The acquisition was made for the purpose of expanding the Company's operations. In consideration, the Company issued 14,743,199 shares of the Company's common stock to the stockholders of Low Carb Centre, all of which remain issuable at March 31, 2005. In addition, the Company assumed convertible promissory notes issued by Low Carb Centre in the amount of $263,869. The purchase price amounted to $106,662, consisting of the fair value of the shares issued at the effective date of the purchase.

Note 4. Convertible Promissory Notes

Prior to the purchase of Low Carb Centre, Low Carb Centre issued 12% Convertible Promissory Notes which, by agreement with the Company, became convertible into Vitasti, Inc. shares after the closing of the purchase. The notes are convertible at the rate of $0.125 per share. The convertible debt also included detachable warrants to purchase additional shares at a rate of one additional share for each four shares convertible exercisable at $0.15 per share. In January 2005, the Company issued 1,695,452 shares of common stock on conversion of this debt.

Note 5. Subsequent Events

Subsequent to March 31, 2005, the Company entered into an asset sale agreement to sell all of the assets of the golf segment for $25,000.

The Company has issued 7,533,000 shares of common stock for services since March 31, 2005.

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

On November 23, 2004 the Registrant closed on the Agreement with Low Carb Centre and affiliates (hereinafter “LCC”). LCC is a privately held company organized under the laws of British Columbia, Canada with its primary business being the retail sales and distribution of gourmet low carbohydrate food products through its traditional brick-and-mortar retail stores and the world wide web at www.lowcarbcentre.com. The Low Carb Bakery (“LCB”) is a privately held company organized under the laws of British Columbia, Canada with its primary business being the manufacturing of food products for the LCC retail market. McNabb & Associates (“MNA”) is a privately held company organized under the laws of British Columbia, Canada with its primary business being the management and supervision of the business operations of both LCC and LCB.

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

GGLF did not assume any liabilities of LCC, with the exception of the convertible notes (the “Notes”). The Notes shall be converted (the “Conversion”) into common shares of the Registrant at $0.125 per share by the holders of said Notes the “Note Holders”). The Conversion shall include the principal amount of the respective Note along with any unpaid interest. Each Noteholder has an additional 25% warrant exercisable at $0.15 per share. The issuance of the Notes provided necessary capital in order to allow LCC to remain operational during the pendency of the LCC Transaction. On November 30, 2004, the Registrant assumed 16 Notes in the total aggregate amount of USD$221,962.

Consideration for the LCC Transaction was 14,743,199 newly issued shares of the Registrant post-reverse split. The terms and conditions of the Agreement were determined in arm’s length negotiations between the Registrant and LCC.

The terms and conditions of the Asset Purchase Agreement were determined in arm’s length negotiations between the Company and LCC.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Liquidity and Capital Resources.

At March 31, 2005, we had $11,922 in cash and total current assets of $98,805 and our current liabilities are $269,126. As of the date of this report, we may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives with respect to current operations. If we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

At March 31, 2005, the Company had a net cash operating deficit of $63,199. However, the Company was able to fund operations by taking loans from its shareholders totaling $60,353.

Result of Operations.

Three-Month Period Ended March 31, 2005

Since management has decided to discontinue the golf segment in order to devote the Company’s time and resources to the new business plan of the Company, and due to the $24,826 loss incurred by the Company with respect to said discontinued operations during the quarter ended March 31, 2004, results of operations for the quarter ended March 31, 2005 will not be discussed in comparison with 2004.

As reported herein, revenue consists of net revenue from the sale of product through out traditional brick and mortar retail outlets and through our web based sales on the company’s website. During the period covered by this report the Company generated revenue in the amount of $100,486.

During the quarter ended March 31, 2005, the Note Holders converted their Notes from debt into equity. Since the Notes were converted before the due date, each of the Notes was converted at a discount, thus resulting in an interest expense to the Registrant of $52,068.

Plan of Operation for The Next Twelve Months.

To date in 2005, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our low carb operations. These milestones include:

•	Development of several private label products currently being sold under the brand name “Carb Craver Alternatives”
•	First to market in North America as an all inclusive Wellness Centre leading to significant media attention
•	Development of a franchise model for planned future growth of Vitasti Lifestyle Markets
•	Completed significant research and development paving the way for future leading edge products
•	Acquired the assets of an operating company in the low carb business

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

Our cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of new products, and effective management of inventory levels in response to sales forecasts. We expect to devote capital resources to continue our product development, expand manufacturing capacity and continue research and development activities. We will examine other growth opportunities, including strategic alliances, and we expect any such activities will be funded from existing cash, as well as issuance of additional equity or additional borrowings, subject to market and other conditions.

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

For example, the Registrant is expected to sign a memorandum of understanding with Someo International during the second quarter of 2005. Someo International specializes in developing trade relations between Canadian manufacturing companies and South East Asian buyers.  Someo and Vitasti have agreed in principal to have Someo represent Vitasti’s product lines, and those that it represents, in the Asian marketplace.  By and through its relationship with Someo, the Registrant should see an immediate growth in the Asian markets that should represent significant value. We believe that our international sales efforts will succeed based upon the market need, the performance of our products, our competitive pricing, the distribution and marketing channels we are pursuing, and the quality of our professional staff.

Progress in our contract development and manufacturing initiatives and new research and development will also likely lend credibility to our plan to become profitable. We anticipate that we will hire several new members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2005 in order to fully implement our plans for growth.

This Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our limited operating history and our recent concerns pertaining to profitability has raised substantial doubt about our ability to continue as a going concern.

Given the Company’s current financial condition, the Company has limited, if any, financial resources to expand operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the periods covered by this report, we have evaluated, under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Security Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on this evaluation, our management, including our chief executive officer and chief financial officer, have concluded that as of the date of the evaluation our disclosure controls and procedures were effective to ensure that all material information required to be filed in this report has been made known to them.

However, by way of letter dated April 11, 2005, Peterson Sullivan, PLLC (“PS”), the Registrant’s independent auditors, had certain concerns related to the (1) lack of segregation of incompatible duties/inadequate accounting, and (2) insufficient board of director representation. First, PS expressed concern over accounting methods and records, as well as with respect to inadequate segregation of accounting responsibilities. Second, PS expressed concern over management oversight and the lack of Board of Director Committees.

In response to said letter, the Registrant has undertaken numerous efforts to delegate internal accounting responsibilities to qualified individuals, is in the process of electing additional Board members, and is considering the creation of Board of Director Committees.

Changes In Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the quarter, the Company issued additional common shares as follows:

(1)	156 free trading shares were issued to certain shareholders to account for the split that occurred on December 9, 2004;
(2)	1,695,452 restricted shares were issued to convertible note holders;
(3)	250,000 restricted shares were issued to an individual in satisfaction of a debt; and
(4)	90,000 free trading shares were issued to an individual for consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Following the end of the quarter on March 31, 2005, the Registrant entered into an agreement to sell its remaining golf assets from its discontinued golf segment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 2, 2004.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on December 2, 2004;
(b)	Form 8-K/A filed on February 2, 2005;
(c)	Form 8-K/A filed on February 28, 2005; and
(d)	Form 8-K filed on March 18, 2005.

Vitasti, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              /s/  Tammy-Lynn McNabb
Date: May 23, 2005                  By: Tammy-Lynn McNabb
                  Its: CEO