Form 10QSB
period 2005-06-30
VITASTI, INC. /DE/
filed 2005-08-23
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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
Yes ____ No   X

As of August 16, 2005, the Registrant had 33,768,144 shares outstanding of its $.0000029 par value common stock.

Quarterly Report on FORM 10-QSB For The Period Ended

June 30, 2005

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

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

VITASTI, INC. (formerly Global Golf Holdings, Inc.)

CONSOLIDATED BALANCE SHEET

June 30, 2005
(Unaudited)
(In Canadian Dollars)
ASSETS
Current Assets
Cash	$ 112
Accounts receivable	7,162
Receivable for debt subscriptions	18,000
Notes receivable	9,000
Inventory	11,318
Prepaid expenses	13,967
Total current assets	59,559
Property and Equipment, net	87,727
Intangible Asset	85,068
Total assets	$ 232,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ 3,714
Accounts payable	238,816
Loans from shareholders	105,927
Total current liabilities	348,457
Stockholders' Equity
Preferred stock, $0.0001 par value (in U.S. dollars), 5 million shares
authorized, no shares issued or outstanding	-
Common stock, $0.0000029 par value (in U.S. dollars), 100 million shares
authorized, 34,762,388 shares issued and outstanding	115
Additional paid-in capital	8,174,330
Accumulated deficit	(8,290,548)
Total stockholders' equity	(116,103)
$ 232,354

See Notes to Consolidated Financial Statements

VITASTI, INC. (formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In Canadian Dollars)
	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June, 2005	For the Six Months Ended June, 2004
Sales	$ 86,255	$ -	$ 186,741	$ -
Cost of sales	(56,982)		(89,436)
Gross profit	29,273	-	97,305	-
General and administrative	1,738,863		2,073,680
Interest expense	-		52,068
Loss from continuing operations	(1,709,590)	-	(2,028,443)	-
Discontinued operations
Loss from operations of
discontinued segment	(3,256)	(1,896,724)	(3,256)	(1,922,087)
Net loss	$ (1,712,846)	$ (1,896,724)	$ (2,031,699)	$ (1,922,087)
Net loss per common share
(basic and fully diluted)
Continuing operations	$ (0.06)	$ (0.00)	$ (0.07)	$ (0.00)
Discontinued operations	(0.00)	(0.07)	(0.00)	(0.10)
Net loss per common share	$ (0.06)	$ (0.07)	$ (0.07)	$ (0.10)
Weighted average number of
common shares outstanding	29,558,580	26,489,663	27,070,804	20,067,025

See Notes to Consolidated Financial Statements

VITASTI, INC. (formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2005
(Unaudited)
(In Canadian Dollars)
	Common Stock		Common Stock Issuable		Preferred Stock		Additional Paid-in Capital
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount		Accumulated Deficit	Total
Balance, December 31, 2004	8,116,801	$ 28	14,743,199	$ 52	-	$ -	$6,118,848	$(6,258,849)	$(139,921)
Issuance of common stock
issuable	14,743,199	52	(14,743,199)	(52)
Common stock issued for
conversion of debt	1,695,452	5					218,425		218,430
Common stock issued for
settlement of debt	250,000	1					169,999		170,000
Common stock issued for
services	9,956,780	29					1,667,058		1,667,087
Adjustment for fractional
shares resulting from
stock split	156
Net loss								(2,031,699)	(2,031,699)
Balance, June 30, 2005	34,762,388	$ 115	-	$ -	-	$ -	$8,174,330	$(8,290,548)	$(116,103)

See Notes to Consolidated Financial Statements

VITASTI, INC. (formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In Canadian Dollars)
	For the Six Months Ended June, 2005	For the Six Months Ended June, 2004
Cash Flows from Operating Activities
Net loss	$(2,031,699)	$(1,922,087)
Adjustment to reconcile net loss to net cash used in
operating activities
Amortization	11,015
Loss from discontinued operations	3,256	1,922,087
Loss on settlement of debt	146,680
Issuance of common stock for services	1,667,087
Changes in operating assets and liabilities
Accounts receivable	(4,375)
Notes receivable	(9,000)
Inventory	18,351
Prepaid expenses	(293)
Bank overdraft	(2,772)
Accounts payable	56,167
Net cash used in operating activities	(145,583)	-
Cash Flows from Investing Activities
Proceeds from sale of discontinued segment assets	25,000
Cash Flows from Financing Activities
Proceeds from loans from shareholders	105,927
Net change in cash	(14,656)	-
Cash at the beginning of the period	14,768	314
Cash at the end of the period	$ 112	$ 314

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental Schedule of Non-Cash Transactions:
Issuance of common stock for settlement of debt	$ 23,320
Issuance of common stock to convert debt	218,430

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

Discontinued Operations

Management decided to discontinue the golf segment in order to devote the Company's time and resources to the new business plan of the Company. Assets of the discontinued segment were sold in April 2005 for $25,000.

During the six-month periods ended June 30, 2005 and 2004, operations from the golf business segment generated revenues of $0 and $19,360, respectively.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. The Company’s functional currency and reporting currency are now the same. Prior consolidated financial statements that had been reported in U.S. dollars have been restated into Canadian dollars using the guidance of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”.

By adopting the Canadian dollar as the Company’s reporting currency, the cumulative foreign currency translation losses were eliminated from the Company’s balance sheet and the foreign currency translation losses were eliminated from the Company’s statement of comprehensive income (loss). Prior to the restatement, at December 31, 2004, there was a cumulative foreign currency translation loss of $208,591 (in U.S. dollars) included as part of stockholders’ equity in the balance sheet. During the seven-month period ended December 31, 2004, there were foreign currency translation adjustments of $46,260 (in U.S. dollars), included as part of other comprehensive income (loss). In conjunction with the restatement, this amount was eliminated.

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

Note 2. Going Concern

The Company has incurred losses from operations, has a working capital deficit, and has an accumulated deficit at June 30, 2005. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3. Convertible Promissory Notes

In January 2005, the Company issued 1,695,452 shares of common stock on conversion of outstanding 12% Convertible Promissory Notes.

Note 4. Subsequent Events

Subsequent to June 30, 2005, the Company cancelled 5 million shares that had been previously issued. The Company determined that excess shares had been issued due to a conversion error. These 5 million shares were originally newly issued shares issued in conjunction with an asset acquisition. The shares were cancelled effective as of August 2005 but were considered issued and outstanding through that date.

Subsequent to June 30, 2005, the Company issued 4,005,556 shares for services.

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

Liquidity and Capital Resources.

At June 30, 2005, we had $112 in cash and total current assets of $59,559 and our current liabilities are $348,457. As of the date of this report, we may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives with respect to current operations. If we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

At June 30, 2005, the Company had a net cash operating deficit of $145,583. However, the Company was able to fund operations by taking loans from its shareholders totaling $105,927.

Result of Operations.

Three-Month Period Ended June 30, 2005

Since management has decided to discontinue the golf segment in order to devote the Company’s time and resources to the new business plan of the Company, and due to the $1,896,724 loss incurred by the Company with respect to said discontinued operations during the period ended June 30, 2004, results of operations for the quarter ended June 30, 2005 will not be discussed in comparison with 2004.

As reported herein, revenue consists of net revenue from the sale of product through out traditional brick and mortar retail outlets and through our web based sales on the company’s website. During the period covered by this report the Company generated revenue in the amount of $86,255.

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

For example, during the quarter ended June 30, 2005, the Registrant executed a Master-Broker Agreement with Someo International. Someo International specializes in developing trade relations between Canadian manufacturing companies and South East Asian buyers.  Someo and Vitasti have agreed in principal to have Someo represent Vitasti’s product lines, and those that it represents, in the Asian marketplace.  By and through its relationship with Someo, the Registrant should see an immediate growth in the Asian markets that should represent significant value. We believe that our international sales efforts will succeed based upon the market need, the performance of our products, our competitive pricing, the distribution and marketing channels we are pursuing, and the quality of our professional staff.

Progress in our contract development and manufacturing initiatives and new research and development will also likely lend credibility to our plan to become profitable. We anticipate that we will hire several new members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2005 in order to fully implement our plans for growth.

Subsequent to the quarter ended June 30, 2005, the Company reported numerous important events:

(1)
The Company partnered with JAMB Co., a distribution company out of Pompano Beach, Florida. JAMB is globally, one of the largest distributors of sugar free and low carbohydrate products. It represents more than 85 of the top manufacturers while stocking over 1,000 products, some of which it holds exclusive rights to. JAMB will allow the company to provide Someo International with twice as many products for its retail and distribution channels and will handle all aspects of product sourcing, ordering and shipping for the company.

(2)
The Company completed the final stages of development for a new line of a vitamin rich granola with an antioxidant supplement. The Company's new vitamin rich granola contains a special ingredient, the Acai Berry, which has been heralded as ``Natures Perfect Food.” The Acai Berry, harvested in the Brazilian rainforest, has been used for thousands of years by the natives of Brazil who believe it to have amazing healing and nutritional properties.

(3)
The Company inked an agreement with True Foods Marketing (``TFM'') for the distribution of two of the Company's products, the Acai Berry Granola and Gluten Free Hot Cereal. Currently, TFM represents over 20 lines of products in the health and wellness market while serving as a distributor for leading retailers.

(4)
The Company entered into an agreement with Sambazon (``SZ'') to market SZ's new proprietary Acai Berry whole food powder in International markets. Through due diligence and research, Sambazon has pioneered the leadership position in Acai by producing the highest quality product available in the market at the fairest prices. Through volume orders by Vitasti, the Company will receive the best pricing for itself and its customer base, she adds.

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

PART II.
ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the quarter, the Company issued additional common shares as follows:

(1)	200 free trading shares were issued to certain shareholders to account for the split that occurred on December 9, 2004 (this information includes any such shares through August 16, 2005);
(2)	1,471,280 restricted shares were issued to individuals in satisfaction of debt; and
(3)	8,395,500 free trading shares were issued to individuals for consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2005, the Registrant entered into an agreement to sell its remaining golf assets from its discontinued golf segment. Additionally, the Registrant converted pre-existing LCC debt into restricted shares of the Company’s common stock. In order to effectuate said debt conversion into restricted shares, the Registrant’s CEO paid numerous debt-holders from her own stock.

Of note, during the quarter ended June 30, 2005, the Company also appointed a new transfer agent, Select Fidelity, as set forth in the Form 8-K filed on June 3, 2005 and incorporated by reference herein.

Additionally, subsequent to the quarter ended June 30, 2005, the Company elected Patrick Higgins to its Board of Directors.

Also, subsequent to the quarter ended June 30, 2005, the Company cancelled 5 million shares due to a conversion error only recently discovered. These shares were originally newly issued shares and were issued in conjunction with the Transaction. Form 8-K filed on August 12, 2005, incorporated by reference herein, provides more detail with respect to this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 2, 2004.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on December 2, 2004;
(b)	Form 8-K/A filed on February 2, 2005;
(c)	Form 8-K/A filed on February 28, 2005;
(d)	Form 8-K filed on March 18, 2005;
   (e) Form 8-K filed on June 3, 2005;
   (f) Form 8-K filed on August 10, 2005; and
   (g) Form 8-K filed on August 12, 2005.

Vitasti, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    /s/ Tammy-Lynn McNabb
    ________________________________
Date: August 23, 2005                      By: Tammy-Lynn McNabb
                      Its: CEO