Form 10QSB
period 2005-09-30
VITASTI, INC. /DE/
filed 2005-11-21
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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
Yes ____ No   X

As of November 14, 2005, the Registrant had 40,201,494 shares outstanding of its $.0000029 par value common stock.

Quarterly Report on FORM 10-QSB For The Period Ended

September 30, 2005

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

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

VITASTI, INC.
(Formerly Global Golf Holding, Inc.)
Consolidated Balance Sheets

ASSETS

		As of
		September 30,
		2005
		Unaudited
		(In Canadian Dollars)

	Current Assets

	Cash	$-
	Accounts receivable	11,062
	Receivable for devt subscriptions	18,000
	Notes receivable	3,776
	Inventory	20,526
	Prepaid expenses	13,967

	Total Current Assets	67,331

	Property and Equipement, net	87,727

	Other Assets
	Intangible asset	85,068

		85,068

	TOTAL ASSETS	$240,126

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

	Current Liabilities

	Accounts payable	$106,738
	Bank overdraft	31,861
	Shareholder loan	160,621

	Total Current Liabilities	299,220

	Convertible notes payable, net of amortized debt
	discount of $52,068	218,430

	TOTAL LIABILITIES	517,650

	Stockholders' Equity (Deficit)

	Preferred stock, $.0001 par value (in U.S. dollars), 5,000,000
	shares authorized; none issued and outstanding.)	-
	Common stock ($.0000029 par value (U.S. dollars) ,
	100,000,0000 shares authorized; 134,762,388 shares issued
	and outstanding as of September 30, 2005	130
	Additional paid-in capital	8,693,622
	Accumulated deficit	(8,971,276)

	Total Stockholders' Equity (Deficit)	(277,524)

	TOTAL LIABILITIES &
	STOCKHOLDERS' EQUITY (DEFICIT)	$240,126

VITASTI, INC.
(Formerly Global Golf Holding, Inc.)
Statements of Operations

		(In Canadian Dollars)
			Nine Months	Three Months
			Ended	Ended
			September 30,	September 30,
			2005	2005

	Sales

	Sales		$256,412	$69,671
	Costs of Sales		(129,321)	(39,885)

	Gross Profit		127,091	29,786

	General & Administrative Expenses		2,784,194	710,514

	Total General & Administrative Expenses		2,784,194	710,514

	Other Income & (Expenses)
	Interest income		(52,068)	-

	Total Other Income & (Expenses)		(52,068)	-

	Loss form continuing operations		(2,709,171)	(680,728)

	Discontinued operations
	Loss from operations of discontinued
	segment		(3,256)	-

	Net Loss		$(2,712,427)	$(680,728)

	Basic earnings (loss) per share		$(0.09)	$(0.02)

	Weighted average number of
	common shares outstanding		30,762,788	36,584,211

VITASTI, INC.
(Formerly Global Golf Holding, Inc.)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
As of September 30, 2005

			(In Canadian Dollars)
		Common	Common	Common	Common	Additional	Accumulated	Total
		Stock	Stock	Stock	Stock	Paid-in	Deficit
			Amount		Amount	Capital
				Issuable

	Balance, December 31, 2004	8,116,801	28	14,743,199	$ 52	$ 6,118,848	$ (6,258,849)	$ (139,921)

	Issuance of common stock issuable	14,743,199	52	(14,743,199)	(52)			-

	Common stock issued for
	conversion of debt	1,695,452	5			218,425		218,430

	Common stock issued for
	settlement of debt	250,000	1			169,999		170,000

	Common stock issued for services	9,956,780	29			1,667,058		1,667,087

	Adjustment for fractional shares
	resulting from stock split	156						-

	Common stock issued for services	1,305,556	4			130,552		130,556

	Common stock issued for services	2,700,000	8			296,992		297,000

	Common stock issued for services	55,000	0			4,950		4,950

	Common stock issued for services	800,000	2			63,998		64,000

	Common stock issued for services	352,000	1			22,800		22,801

	Net loss as of September 30, 2005	-					(2,712,427)	(2,712,427)

	Balance, September 30, 2005	39,974,944	$ 130	-	$ -	$ 8,693,622	$ (8,971,276)	$ (277,524)

VITASTI, INC.
(Formerly Global Golf Holding, Inc.)
(A Development Stage Company)
Statements of Cash Flows

		(In Canadian Dollars)
			Nine Months
			Ended
			September 30,
			2005

	CASH FLOWS FROM OPERATING ACTIVITIES

	Net income (loss)		$(2,712,427)
	Adjustments to reconcile net loss to net cash used in
	operating activities:
	Amortization		9,970
	Amortization of debt discount		42,743
	Common stock and options issued for services		2,551,160
	Changes in operating assets and liabilities,
	Decrease/(Increase) in accounts receivable		(8,747)
	Decrease/(Increase) in note receivable		19,282
	Decrease/(Increase) in inventory receivable		4,116
	Decrease/(Increase) in prepaid expenses		(2,610)
	Decrease/(Increase) in intangible assets		(14,396)
	Increase (decrease) in accounts payable		19,473
	Increase (decrease) in demand note		(26,507)
	Increase (decrease) in shareholder loan		121,377

	Net cash provided by (used in) operating activities		3,434

	CASH FLOWS FROM INVESTING ACTIVITIES

			(15,703)

	Net cash provided by (used in) investing activities		(15,703)

	CASH FLOWS FROM FINANCING ACTIVITIES

	Net cash provided by (used in) financing activities		-

	Net increase (decrease) in cash		(12,269)

	Cash at beginning of period		12,269

	Cash at end of period		$-

	SUPPLEMENTAL DISCLOSURES OF CASH FLOW
	INFORMATION:

	Interest paid		$-

	Income taxes paid		$-

VITASTI, INC.
(Formerly Global Golf Holding, Inc.)
Notes to Financial Statements
As of September 30, 2005

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

b. Consolidation

The accompanying consolidated financial statements include the accounts of Vitasti, Inc. and its wholly-owned subsidiary, Golflogix. All intercompany accounts and transactions have been eliminated.

c. Discontinued Operations

Management decided to discontinue the golf segment in order to devote the Company's time and resources to the new business plan of the Company. Assets of the discontinued segment were sold in April 2005 for $25,000.

During the nine-month periods ended September 30, 2005 and 2004, operations from the golf business segment generated revenues of $0 and $19,360, respectively.

d. Change in Reporting Currency

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

e. Revenue Recognition

Revenue from products sold is recognized when the sale is made, the price is fixed and determinable, and collectibility is probable.

Revenue from discontinued operations consisting of equipment rentals were reported on the straight-line basis over the non-cancelable lease term as it became receivable according to the provisions of the lease.

f. Earnings Per Share

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

g. Stock-Based Compensation

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

NOTE 3. GOING CONCERN

The Company has incurred losses from operations, has a working capital deficit, and has an accumulated deficit at September 30, 2005. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. CONVERTIBLE PROMISSORY NOTES

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

On November 23, 2004 the Registrant completed a transaction (the “Transaction”) with Low Carb Centre and affiliates (hereinafter “LCC”). LCC is a privately held company organized under the laws of British Columbia, Canada with its primary business being the retail sales and distribution of gourmet low carbohydrate food products through its traditional brick-and-mortar retail stores and the world wide web at www.lowcarbcentre.com. The Low Carb Bakery (“LCB”) is a privately held company organized under the laws of British Columbia, Canada with its primary business being the manufacturing of food products for the LCC retail market. McNabb & Associates (“MNA”) is a privately held company organized under the laws of British Columbia, Canada with its primary business being the management and supervision of the business operations of both LCC and LCB.

Under the terms of the Transaction, the Registrant acquired substantially all of the assets of LCC, including, but not limited to, LCC’s suppliers, customer and vendor lists and records pertaining thereto, the trade names “Low Carb Centre,” “Low Carb Bakery” and “McNabb and Associates,” all registered and unregistered trademarks, service marks, sales marks, colors, names and slogans relating to the business, and all applications for any of the foregoing, together with all of the Sellers’ rights to use all of the foregoing forever, and all goodwill associated with the foregoing, the existing phone number(s) and websites of the business, all assets referred to or referenced within any audited financial statements of the business in preparation or consideration of the closing of the LCC Transaction and any and all recipes, trade secrets, trade practices, décor, goodwill, clients, equipment, furniture, assets, machinery, trade fixtures, miscellaneous supplies, inventory, existing contracts and tangible personal property.

GGLF did not assume any liabilities of LCC, with the exception of the convertible notes (the “Notes”). The Notes shall be converted (the “Conversion”) into common shares of the Registrant at $0.125 per share by the holders of said Notes the “Note Holders”). The Conversion shall include the principal amount of the respective Note along with any unpaid interest. Each Noteholder has an additional 25% warrant exercisable at $0.15 per share. The issuance of the Notes provided necessary capital in order to allow LCC to remain operational during the pendency of the Transaction. Upon the closing of the Transaction, the Registrant assumed 16 Notes in the total aggregate amount of USD$221,962.

Consideration for the LCC Transaction was 14,743,199 newly issued shares of the Registrant post-reverse split. Although the terms and conditions of the Asset Purchase Agreement were determined in arm’s length negotiations between the Company and LCC.

Upon further evaluation of the necessary elements pertaining to the Transaction, the Registrant has determined and concluded that the transferred asset group effectively constitutes a business. Additionally, since the former shareholders of LCC became the new block of controlling shareholders in the Registrant, the Transaction represented a reverse acquisition. In this regard, the Registrant filed a Form 8-K on or about November 18, 2005, advising that it will restate its financial statements for the year ended December 31, 2004 to account for the purchase of the this reverse acquisition.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Liquidity and Capital Resources.

At September 30, 2005, we had $0 in cash and total current assets of $240,126 and our current liabilities are $517,650. As of the date of this report, we may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives with respect to current operations. If we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

At September 30, 2005, the Company had a net cash operating deficit of $2,712,427. However, the Company was able to fund operations by taking loans from its shareholders totaling $160,621.

Result of Operations.

Three-Month Period Ended September 30, 2005

Since the Company has decided to restate its financials for the year ended December 31, 2004, results of operations for the quarter ended September 30, 2005 must be discussed in comparison with the period ended September 30, 2004 of LCC. At the time of this filing, the Company is diligently working to ensure the prompt completion of the December 31, 2004 year ended restated financials to properly allow for this comparison.

Therefore, as set forth in the Form 8-K filed on November 18, 2005, the Company will amend its annual report on Form 10-KSB, and all quarterly reports thereafter, including this report, to account for the restated financials. The Company anticipates that all amended filings will be completed within thirty (30) days.

As reported herein, revenue consists of net revenue from the sale of product through out traditional brick and mortar retail outlets and through our web based sales on the company’s website. During the period covered by this report the Company generated revenue in the amount of $69,671.

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

During the quarter ended September 30, 2005, the Company reported numerous important events:

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

(4)	The Company entered into an agreement with Sambazon to market SZ's new proprietary Acai Berry whole food powder in International markets.
(5)
The Company announced that successfully signed an agreement with a full service private label manufacturing facility specializing in the production of natural-source nutritional, herbal, and sports nutrition products.

(6)	The Company announced it had reached an agreement with Duffner & Associates Inc. to provide sales and marketing to bring Vitasti's line of Acai Berry products to market.
(7)	The Company revealed that it had formulated a line of nutrition bars containing the Brazilian acai berry.
(8)
The Company announced the launch of its online version of its e-store for the sale of its Amazon Acai Berry line of products, with a section for distributor and retailer inquiries for the granola line, bar line and Sambazon Acai berry powder and pulp bulk products.

Subsequent to the quarter ended September 30, 2005, the Company announced that it had executed a letter of intent with one of North America's leading beverage manufacturers for the joint venture development and launch of Amazon Acai Vita Waters.

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

However, by way of letter dated April 11, 2005, Peterson Sullivan, PLLC (“PS”), the Registrant’s independent auditors at that time, had certain concerns related to the (1) lack of segregation of incompatible duties/inadequate accounting, and (2) insufficient board of director representation. First, PS expressed concern over accounting methods and records, as well as with respect to inadequate segregation of accounting responsibilities. Second, PS expressed concern over management oversight and the lack of Board of Director Committees.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended September 30, 2005, the Company issued additional common shares as follows:

(1)	5,180,556 shares were issued to consultants; and
(2)	32,000 restricted shares were issued to the Noteholders who exercised their Warrants.

Subsequent to the quarter ended September 30, 2005, the Company issued the following common shares:

(1)	125,000 shares were issued to consultants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Of note, during the quarter ended September 30, 2005, the Company elected Patrick Higgins to its Board of Directors.

Also, subsequent to the quarter ended September 30, 2005, the Company announced that it had appointed the firm of Armando C. Ibarra, CPA as its independent auditors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 2, 2004.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32	Section 1350 Certification (CEO & CFO)	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on December 2, 2004;
(b)	Form 8-K/A filed on February 2, 2005;
(c)	Form 8-K/A filed on February 28, 2005;
(d)	Form 8-K filed on March 18, 2005;
(e) Form 8-K filed on June 3, 2005;
(f) Form 8-K filed on August 10, 2005;
(g) Form 8-K filed on August 12, 2005;
(h) Form 8-K filed on November 8, 2005 (as amended on November 9 & 15, 2005); and
(i) Form 8-K filed on or about November 18, 2005.

Vitasti, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Tammy-Lynn McNabb
_________________________
Date: November 21, 2005                  By: Tammy-Lynn McNabb
                      Its: CEO