Form 10KSB/A
period 2004-12-31
VITASTI, INC. /DE/
filed 2006-03-21
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Issuer's revenues for its most recent fiscal year: $733,175

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
Item 14
Signatures

Explanatory Note: This Form 10-KSB/A is being filed for purposes of restating the Financial Statements to properly reflect reverse purchase accounting for the LCC Transaction (as defined herein). As such, the operating history of the Registrant, for comparison purposes, will be that of the LCC Companies (as defined below), not that of Global Golf, Inc. Global Golf, Inc.’s operations are included as of the effective date of the acquisition, November 23, 2004.

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

Since the LCC Transaction effectively constituted a reverse purchase with the management and shareholders of LCC essentially assuming the same positions in Vitasti, reverse purchase accounting principles were utilized by the Company in accounting for that transaction in the restated 2004 financial statements.

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

Since the LCC Transaction effectively constituted a reverse purchase with the management and shareholders of LCC essentially assuming the same positions in Vitasti, reverse purchaes accounting principles were utilized by the Company in accounting for that transaction in the restated 2004 financial statements.

As such, the Results of Operations for the year ended December 31, 2004 will be compared to the same period ended December 31, 2003 for LCC.

Results of Operations for the year ended December 31, 2004 as compared with the prior period from inception, February 6, 2003, through December 31, 2003.

We generated $733,175 in revenues during the year ended December 31, 2004 versus $613,868 for the period from inception, February 6, 2003 through December 31, 2003.

Operating Expenses.

Operating expenses arose primarily from professional and consulting fees, a majority of which were incurred as a result of the retention of BCGU and the LCC Transaction. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with the acquisition the LCC Companies and other minimal interest expenses on outstanding debt. As a result, we incurred a net loss of $2,152,797 during the year ended December 31, 2004 (approximately $0.57 loss per common share).

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

Liquidity and Capital Resources.

At December 31, 2004, we had $12,269 in cash and total current assets of $91,641. Our current liabilities are $360,582 at December 31, 2004 (of which $175,705 in convertible debt has been repaid by conversion into shares in January, 2005). As of the date of this report, we do not require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives with respect to current operations. If we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

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

PETERSON SULLIVAN PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vitasti, Inc.
Vancouver, BC
Canada

We have audited the accompanying consolidated balance sheet of Vitasti, Inc. and Subsidiary (formerly Global Golf Holdings, Inc.) as of December 31, 2004, and the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for the year ended December 31, 2004, and for the period from February 6, 2003 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitasti, Inc. and Subsidiary (formerly Global Golf Holdings, Inc.) as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, and for the period from February 6, 2003 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a significant loss in 2004 and has a working capital deficit and an accumulated deficit at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for the year ended December 31, 2004 and for the period from February 6, 2003 (inception) through December 31, 2003, have been restated.

/s/ Peterson Sullivan PLLC

April 11, 2005, except with respect to the restatement referred to in Note 2, the date for which is February 10, 2006
    Seattle, Washington

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)
CONSOLIDATED BALANCE SHEET
December 31, 2004
			ASSETS
Current Assets
	Cash			$ 12,269
	Accounts receivable			2,315
	Receivable for debt subscriptions			18,000
	Assets of discontinued operation held for sale			23,058
	Inventory			24,642
	Prepaid expenses			11,357
			Total current assets	91,641
Property and Equipment, net				81,994
				$ 173,635
			LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
	Bank overdraft			$ 5,387
	Accounts payable			113,739
	Due to stockholders for shares cancelled			39,244
	Demand loan payable			26,507
	Convertible promissory notes, net of discount			175,705
			Total current liabilities	360,582
Stockholders' Deficit
	Preferred stock, $0.0001 par value, 5 million shares
		authorized, no shares issued or outstanding		-
	Common stock, $0.0000029 par value, 30 million shares
		authorized, 8,116,801 shares issued and outstanding		21
	Common stock issuable, 14,743,199 shares			43
	Additional paid-in capital (as restated)			1,976,075
	Accumulated deficit (as restated)			(2,180,349)
	Accumulated other comprehensive income (as restated)			17,263
			Total stockholders' deficit	(186,947)
				$ 173,635

See Notes to Consolidated Financial Statements

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2004
and for the Period from February 6, 2003 (Inception) through December 31, 2003
			2004	2003
			(Restated)	(Restated)
Revenue			$ 733,175	$ 613,868
Cost of sales			337,757	304,593
		Gross profit	395,418	309,275
Operating expenses
	Stock-based compensation		1,842,948	-
	General and administrative		471,693	288,576
	Bad debt expense		41,343	-
	Impairment of leasehold improvements		47,852	-
		Total operating expenses	2,403,836	288,576
		Loss from continuing operations before
		income taxes and minority interest	(2,008,418)	20,699
Provision for income taxes			-	(6,500)
		Income before minority interest	(2,008,418)	14,199
Minority interest in income of consolidated subsidiary			-	(4,278)
		Income before discontinued operations	(2,008,418)	9,921
Discontinued operations
	Loss from operations of discontinued segment		(144,379)	-
		Net (loss) income	$ (2,152,797)	$ 9,921

Net (loss) income per common share (basic and fully-diluted)
	Continuing operations		$ (0.53)	$ 0.04
	Discontinued operations		(0.04)	-
		Net loss per common share	$ (0.57)	$ 0.04
Weighted average number of common shares outstanding			3,794,745	388,788

See notes to consolidated financial statements

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2004
and for the Period from February 6, 2003 (Inception) through December 31, 2003

			2004	2003
			(Restated)	(Restated)
Net (loss) income			$ (2,152,797)	$ 9,921
Other comprehensive income (loss)
	Foreign currency translation adjustment		9,951	7,312
		Comprehensive income (loss)	$ (2,142,846)	$ 17,233

See Notes to Consolidated Financial Statements

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Year Ended December 31, 2004
and for the Period from February 6, 2003 (Inception) through December 31, 2003
(Restated)

		Common Stock		Common Stock Issuable		Additional Paid-in Capital	Minority interest		Accumulated Other Comprehensive Income
		Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit		Total

Common stock issued for:
	Cash	793,566	$ 2		$ -	$ 48,181	$ -	$ -	$ -	$ 48,183
Net income							4,278	9,921	7,312	21,511
Balance December 31, 2003		793,566	2	-	-	48,181	4,278	9,921	7,312	69,694

Common stock issued for
	acquisition of
	Low Carb Centre Inc.			14,743,199	43	89,891				89,934
Redemption of shares of
	Low Carb Centre Inc.		(2)			(48,181)	(4,278)	(37,473)	(7,312)	(97,246)
Common stock issued for
	services	7,323,235	21			1,842,927				1,842,948
Issuance of warrants in
	connection with
	convertible debt					43,257				43,257
Net loss								(2,152,797)	17,263	(2,135,534)
Translation adjustment										-
Balance, December 31, 2004		8,116,801	$ 21	14,743,199	$ 43	$ 1,976,075	$ -	$ (2,180,349)	$ 17,263	$ (186,947)

See Notes to Consolidated Financial Statements

VITASTI, INC.
(Formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2004
and for the Period from February 6, 2003 (Inception) through December 31,2003

					2004	2003
					(Restated)	(Restated)
Cash Flows From Operating Activities
	Net (loss) income				$ (2,152,797)	$ 9,921
	Adjustment to reconcile net income (loss) to net cash provided
	by (used in) continuing operating activities:
		Loss from discontinued operations			144,379	-
		Depreciation and amortization			19,419	7,041
		Minority interest in income of subsidiary			-	4,278
		Impairment of leasehold improvements			47,852	-
		Issuance of common stock for services and expenses			1,842,948	-
		Changes in operating assets and liabilities, net of the effects:
		of the reverse purchase:
			Accounts receivable		6,028	(8,343)
			Inventory		24,107	(48,749)
			Prepaid expenses		10,951	(22,308)
			Bank overdraft		5,387	-
			Accounts payable and accrued expenses		(107,862)	122,853
				Net cash provided by (used in) continuing
				operating activities	(159,588)	64,693
Cash Flows From Investing Activities
	Cash acquired in reverse merger				261	-
	Purchase of equipment				(19,101)	(89,353)
	Foreign exchange effect on cash				(1,663)	7,312
				Net cash used in investing activities	(20,503)	(82,041)
Cash Flows from Financing Activities
	Issuance of common stock				-	48,183
	Issuance of convertible promissory notes, net				175,705	-
	Stockholder loan proceeds, net of repayments				26,175	25,733
	Proceeds from demand loan, net				298	-
				Net cash used in financing activities	202,178	73,916

Net cash used in discontinued operation					(66,386)	-
				Net change in cash	(44,299)	56,568
Cash at the beginning of the period					56,568	-
Cash at the end of the period					$ 12,269	$ 56,568

Cash paid for interest					$ -	$ -
Cash paid for income taxes					$ 6,500	$ -

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Operations

Vitasti, Inc. (formerly Global Golf Holdings, Inc.) (the "Company"), a Delaware corporation, acquired a business on November 23, 2004 (see Note 2) and since that date has adopted the business plan of the acquired Company which is to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet. The Company had also been in the business of marketing, rental, and distribution of golf merchandise until December 31, 2004, when management decided to discontinue the golf line of business. Accordingly, for all periods presented, the golf operations are presented as discontinued operations and the Company has one operating business segment for financial reporting purposes effective as of December 31, 2004.

Going Concern

The Company incurred a significant loss in 2004 and has a working capital deficit and an accumulated deficit at December 31, 2004. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) focusing on promoting and expanding its business plan, (b) continuing efforts to raise additional capital and/or other forms of financing; and (c) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

Discontinued Operations

Management decided to discontinue the golf segment in order to devote the Company's time and resources to the business plan of the newly acquired subsidiaries. The assets of the golf segment are currently being actively marketed and therefore are classified as current assets, held for sale.

During the one-month period ended December 31, 2004 operations from the golf business segment generated no revenues.

All of the assets of the discontinued segment have been written down to net realizable value. Accordingly, an impairment loss on intangible assets of $144,379 is included in the loss from discontinued operations. Assets of the discontinued operation held for sale at December 31, 2004, consist of golf equipment leased to a golf course through May 2006. The lease provides monthly payments of approximately $2,200 for eight months of each year.

Consolidation

The accompanying consolidated financial statements include the accounts of Vitasti, Inc. and its wholly-owned subsidiary, Golflogix. All of the operations of this subsidiary were discontinued. All intercompany accounts and transactions have been eliminated.

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

Equipment

Equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Equipment having a carrying value of $23,058 is included in assets of discontinued operations held for sale. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets consisted of product license and options to purchase license attributable to the golf line of business. The intangible assets had an indefinite useful life and are tested annually for impairment. Management has determined these intangible assets were impaired because the golf operations were discontinued.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets. Equipment as of December 31, 2004 at the Company's various locations consist of:

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

Advertising Expense

The cost of advertising amounted to $7,634 and $1,000 during 2004 and 2003 and is expensed as incurred.

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

Note 2. Restatement of Financial Statements

In November 2004, the Company entered into an agreement to purchase the assets of Low Carb Centre, Inc. Low Carb Centre Bakery, Inc., and McNabb and Associates, Inc., (collectively, “Low Carb Centre”). In exchange for the assets acquired, the Company assumed certain debts of Low Carb Centre and issued 14,743,199 common shares to shareholders of Low Carb Centre representing a controlling 64.5 percent interest in the Company.

The Company initially reported the acquisition of Low Carb Centre as a purchase of assets. These financial statements represent a restatement to account for the acquisition as a reverse purchase consistent SFAS No. 141 (see Note 3).

The Company initially reported its Statements of Operations and Statements of Stockholders’ Deficit for the seven months ended December 31, 2004 and for the Year Ended May 31, 2004. It has restated its Statements of Operations and Statements of Stockholders’ Deficit for the Year Ended December 31, 2004 and for the Period from February 6, 2003 (inception) to December 31, 2003 to include the activity of Low Carb Centre for those periods. The activity of the Company is included from the date of acquisition through December 31, 2004.

The following table presents the impact of the adjustments and restatements on a condensed basis:

Statements of Operations:		Previously Reported	As Restated	Previously Reported	As Restated
		For the Seven Months ended December 31, 2004	For the Year Ended December 31, 2004	For the Year Ended May 31, 2004	For the Period from February 6, 2003 (Inception) to December 31, 2003

	Revenue	$67,414	$733,175	$ -	$613,868
	Costs and expenses	2,011,547	2,741,593	-	593,169
	Income (loss) from operations	(1,944,133)	(2,008,418)	-	20,699
	Provision for income taxes	-	-	-	(6,500)
	Minority interest	-	-	-	(4,278)
	(Loss) from operations of discontinued segment	(501,843)	(144,379)	(1,578,390)	-
	Net income (loss)	($2,445,976)	(2,152,797)	($1,578,390)	9,921
	Net income (loss) per share - continuing operations	($0.51)	($0.53)	$0.00	$0.04
	Net income (loss) per share - discontinued operations	($0.13)	($0.04)	($4.06)	$0.00

Balance Sheet:		Previously Reported	As Restated
		As of December 31, 2004	As of December 31, 2004

	Current assets	$91,641	$91,641
	Property and Equipment	81,994	81,994
	Intangible asset	70,672	-
	Total assets	$244,307	$173,635
	Current liabilities	$360,564	$360,582
	Common stock issued and issuable common stock	66	64
	Additional paid-in capital	6,100,937	1,976,075
	Accumulated (deficit)	(6,425,851)	(2,180,349)
	Accumulated other comprehensive income	208,591	17,263
	Total stockholders' equity (deficit)	(116,257)	(186,947)
	Total liabilities and stockholders' equity (deficit)	$244,307	$173,635

Note 3. Acquisition of Business

On November 23, 2004, the Company completed its acquisition of the assets of Low Carb Centre, Inc., Low Carb Centre Bakery, Inc., and McNabb and Associates, Inc. (collectively, "Low Carb Centre"). In consideration for the assets acquired, the Company assumed $221,962 of convertible promissory notes and agreed to issue 14,743,199 shares (issuable common stock) of the Company's common stock to Low Carb Centre.

As a result of the issuance of shares to Low Carb Centre, the controlling shareholders of Low Carb Centre acquired 64.5 percent voting control of the Company by way of their investment in Low Carb Centre. Accordingly, consistent with SFAS No. 141, a reverse acquisition occurs if a company other than the legal acquirer is deemed to be the “accounting acquirer” in a business combination effected by the issuance of voting securities. In this regard, Low Carb Centre is considered the accounting acquirer and Vitasti, Inc. is considered the accounting target.

Subsequently, the shareholders of Low Carb Center accepted its share investment of 14,743,199 issuable common stock in the Company in exchange for the redemption and cancellation of all of their shareholdings in Low Carb Centre.

The acquisition has been accounted for as a reverse purchase using the purchase method, and accordingly, for financial statement reporting purposes the net assets of Low Carb Centre have been included in the consolidated balance sheet at book values and the net assets of Vitasti, Inc. have been recorded at fair market value at the date of acquisition.

The cost of the acquisition is the estimated fair value of the net assets of Vitasti, Inc. acquired on November 23, 2004 and consisted of:

Cash	$261
Equipment	89,667
Product license	49,880
Options to purchase license	115,365
Accounts payable and accrued expenses	(98,748)
Due to stockholders for shares cancelled	(39,686)
Demand loan payable	(26,805)
Total acquisition cost	$89,934

The excess of the net book value of assets acquired over the acquisition cost in the amount of $216,068 was allocated ratably against Product license and Options to purchase license on consolidation. (See Note 1 for Impairment of Intangible Assets).

The following unaudited pro forma financial information presents the operations of Low Carb Centre and Global Gulf Holdings, Inc. as if the acquisition had occurred as of the inception of Low Carb Centre, February 6, 2003. The December 31, 2004 pro forma balance sheet is not presented because the audited balance sheet as of that date includes the assets and liabilities of both entities.

		Low Carb
	Global Gulf	Centre
	Holdings, Inc.	Date of Inception	Pro Forma	Pro Forma
	Year Ended	(February 6, 2003) to	Adjustments	Year Ended
	December 31, 2003	December 31, 2003		December 31, 2003
Revenues	$18,183	$613,868	$ -	$632,051
Interest expense	(18,863)	-	-	(18,863)
Net income (loss)	(822,555)	9,921	-	(812,634)
Loss per share				($3.07)
Weighted average number of shares outstanding *				265,119

	Global Gulf	Low Carb
	Holdings, Inc.	Centre	Pro Forma	Pro Forma
	Year Ended	Year Ended	Adjustments	Year Ended
	December 31, 2004	December 31, 2004		December 31, 2004
Revenues	$12,422	$733,175	$ -	$745,597
Interest expense	(10,780)	-	-	(10,780)
Net income (loss)	(1,515,151)	(2,120)	-	(1,517,271)
Loss per share				($4.02)
Weighted average number of shares outstanding *				377,018

* Adjusted for 1:34 reverse split announced on December 9, 2004

Note 4. Convertible Promissory Notes

Prior to the purchase of the assets of Low Carb Centre, Low Carb Centre issued 12% Convertible Promissory Notes which, by agreement with the Company, became convertible into Vitasti, Inc. shares after the closing of the purchase. The notes are convertible at the rate of $0.125 per share. For those notes that were Canadian-denominated, the share conversion was determined based on the exchange rate on the date of the issuance of debt. The convertible debt also included detachable warrants to purchase additional shares at a rate of one additional share for each four shares convertible. The warrants are exercisable at $0.15 per share. Warrants to purchase a total of approximately 1,695,452 shares were outstanding in connection with this debt as of December 31, 2004. The warrants expire three years from November 30, 2004.

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

Note 5. Stock-Based Compensation

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

Stock Options Issued to Non-Employees

On March 1, 2004 and March 5, 2004, respectively, the Company granted options to purchase 500,000 and 450,000 shares of the Company's common stock at a price of $0.04 per share to consultants of the Company. The options vested immediately and have no expiration date. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," using the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 130%; and an expected life of the options of 1 year.

Note 6. Income Taxes

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

Note 7. Lease Commitments

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

Note 8. Subsequent Events

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

Summary Compensation Table

Executive Compensation:

Name and Position	Year	Annual Comp Salary	Long Term Compensation Awards—Securities Underlying Stock Options
Tammy-Lynn McNabb, President, CEO, CFO & Chairwoman of the Board	2004	$120,000	0
Ford Sinclair, President, CEO, and Chairman of the Board	2003-2004	-	-

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

Item 14. Principal Accountant Fees And Services.

Audit Fees.

During the year ended December 31, 2004, the aggregate fees billed or estimated to be billed to us for professional services rendered by Peterson Sullivan, PLLC, for the audit of our annual financial statements, review of financial statements included in our quarterly reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $22,210.

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

DATED: March 21, 2006	VITASTI, INC. (Registrant) By: /s/ Tammy-Lynn McNabb
Tammy-Lynn McNabb Director, CEO and CFO