Form 10QSB/A
period 2005-03-31
VITASTI, INC. /DE/
filed 2006-04-07
CIK 1052671

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
SteadyLaw Group, LLP
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
Yes ____ No   X

As of May 20, 2005, the Registrant had 32,694,556 shares outstanding of its $.0000029 par value common stock.

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

EXHIBITS

Explanatory note: This Form 10-QSB/A is being filed for purposes of restating the Financial Statements to properly reflect reverse purchase accounting for the LCC Transaction (as defined herein). As such, the operating history of the Registrant, for comparison purposes, will be that of the LCC Companies (as defined below), not that of Global Golf, Inc. Global Golf, Inc.’s operations are included as of the effective date of the acquisition, November 23, 2004.

ITEM 1. FINANCIAL STATEMENTS

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)
CONSOLIDATED BALANCE SHEET
March 31, 2005
(Unaudited) (In Canadian Dollars)
(Restated)

			ASSETS
Current Assets
	Cash			$ 11,922
	Accounts receivable			6,563
	Assets of discontinued operations held for sale			27,899
	Inventory			20,454
	Prepaid expenses			13,967
			Total current assets	80,805
Property and Equipment, net				98,696
				$ 179,501
			LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
	Bank overdraft			$ 14,450
	Accounts payable			138,085
	Due to stockholders for shares cancelled			47,485
	Demand loan payable			8,753
	Loans from stockholders			60,353
			Total current liabilities	269,126
Stockholders' Equity (deficit)
	Preferred stock, $0.0001 par value (in U.S. dollars), 5 million shares
		authorized, no shares issued or outstanding		-
	Common stock, $0.0000029 par value (in U.S. dollars), 100 million shares
		authorized, 24,895,608 shares issued and outstanding		86
	Additional paid-in capital			2,971,041
	Accumulated deficit			(3,060,752)
			Total stockholders' equity (deficit)	(89,625)
				$ 179,501

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In Canadian Dollars)

		For the Three Months Ended March 31, 2005 (Restated)	For the Three Months Ended March 31, 2004 (Restated)
Sales		$ 100,486	$ 469,500
Cost of sales		(32,454)	(265,027)
	Gross profit	68,032	204,473
General and administrative		334,817	262,228
	Loss before minority interest	(266,785)	(57,755)
Minority interest in income of subsidiary company		-	(2,270)
	Net loss	$ (266,785)	$ (60,025)
Net loss per common share (basic and fully diluted)		$ (0.01)	$ 0.00
Weighted average number of common shares outstanding		24,555,230	11,611,091

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from December 31, 2004 to March 31, 2005
(Unaudited) (In Canadian Dollars)
(Restated)

		Common Stock		Common Stock Issuable		Preferred Stock		Additional Paid-in Capital
		Number of shares	Amount	Number of shares	Amount	Number of shares	Amount		Accumulated Deficit	Total
Balance, December 31, 2004		8,116,801	$ 28	14,743,199	$ 52	-	$ -	$ 2,568,898	$ (2,793,967)	$ (224,989)
Issuance of common stock
	issuable	14,743,199	52	(14,743,199)	(52)
Common stock issued for
	conversion of debt	1,695,452	5					200,425		200,430
Common stock issued for
	settlement of debt	250,000	1					169,999		170,000
Common stock issued for
	services	90,000	-					31,719		31,719
Adjustment for fractional
	shares resulting from
	stock split	156
Net loss									(266,785)	(266,785)
Balance, March 31, 2005		24,895,608	$ 86	-	$ -	-	$ -	$ 2,971,041	$ (3,060,752)	$ (89,625)

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited) (In Canadian Dollars)

					For the Three Months Ended March 31, 2005 (Restated)	For the Three Months Ended March 31, 2004 (Restated)
Cash Flows From Operating Activities
	Net loss				$ (266,785)	$ (60,025)
	Adjustments to reconcile net loss to net cash
		used in operating activities
		Minority interest in income of subsidiary company			-	2,270
		Loss settlement of debt			146,680	-
		Issuance of common stock for services			31,719	-
		Changes in operating assets and liabilities
			Accounts receivable		(110)	(28,305)
			Assets of discontinued operations held for sale		(145)	-
			Inventory		9,208	371
			Prepaid expenses		120	3,562
			Bank overdraft		7,966	-
			Accounts payable		8,148	128,174
				Net cash (used in) provided by operating activities	(63,199)	46,047
Cash Flows From Investing Activities
	Purchase of capital assets				-	(76,297)

Cash Flows From Financing Activities
	Loans from shareholders - net				60,353	729
Net Cash Used In Discontinued Operations					-	-
				Net change in cash	(2,846)	(29,521)
Cash at the beginning of the period					14,768	73,538
Cash at the end of the period					$ 11,922	$ 44,017

Cash paid for interest					$ -	$ -
Cash paid for income taxes					$ -	$ -

Supplemental Schedule of Non-Cash Transactions:

	Settlement of debt with issuance of common stock				$ 23,320	$ -
	Conversion of debt, net of discount, to common stock				$ 218,430	$ -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Operations

Vitasti, Inc. (formerly Global Golf Holdings, Inc.) (the "Company"), a Delaware corporation, acquired the assets of a company on November 23, 2004 (see Note 3) and since that date has adopted a new business plan which is to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet. The Company had also been in the business of marketing, rental, and distribution of golf merchandise until December 31, 2004, when management decided to discontinue the golf line of business. Accordingly, for all periods presented, the golf operations are presented as discontinued operations and the Company has one operating business segment for financial reporting purposes.

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

Interim Period Financial Statements

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended December 31, 2004 and the period from February 6, 2003 (Inception) to December 31, 2003. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

During the three-month period ended March 31, 2005, operations from the golf business segment generated no revenues.

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

By adopting the Canadian dollar as the Company’s reporting currency, the cumulative foreign currency translation losses were eliminated from the Company’s balance sheet and the foreign currency translation losses were eliminated from the Company’s statement of comprehensive income (loss). Prior to the change in reporting currency, at December 31, 2004, there was a cumulative foreign currency translation loss of $17,263 (in U.S. dollars) included as part of stockholders’ equity in the balance sheet. During the year ended December 31, 2004, there were foreign currency translation adjustments of $9,951 (in U.S. dollars), included as part of other comprehensive income (loss). In conjunction with the restatement, this amount was eliminated.

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

The Company initially reported its Statements of Operations and Statements of Stockholders’ Deficit for the Three Months Ended March 31, 2004 to be that of Global Gulf Holdings Inc. It has restated its Balance Sheet as at March 31, 2005, Statement of Operations, Statement of Stockholders’ Deficit and its Statement of Cash Flows for the comparative Three Months Ended March 31, 2004 to include the activity of Low Carb Centre as of and for that period.

The Company has also restated its March 31, 2005 financial statements to correct an error in the value of convertible debt which was settled for common stock. The amount reported as conversion of debt was reduced by $70,068 to $200,425 (Canadian dollars) for the issuance of 1,695,452 common stock. The effect of this correction decreased Current Assets as at March 31, 2005 by $18,000, decreased Additional Paid In Capital as at March 31, 2005 by $70,068 and decreased Interest Expenses and net loss for the three months ended March 31, 2005 by $52,068.

The following table presents the impact of the adjustments and restatements on a condensed basis:

Statement of Operations:	Previously Reported	As Restated	Previously Reported	As Restated
	For the Three Months ended March 31, 2005	For the Three Months ended March 31, 2005	For the Three Months ended March 31, 2004	For the Three Months ended March 31, 2004

Revenue	$ 100,486	$ 100,486	$ -	$ 469,500
Costs and expenses	(367,271)	(367,271)	-	527,255
Interest expense	(52,068)	-
Income (loss) from operations	(318,853)	(266,785)	-	(57,755)
Minority interest	-	-	-	(2,270)
(Loss) from operations of discontinued segment			(24,826)	-
Net income (loss)	$ (318,853)	$ (266,785)	$ (24,826)	$ (60,025)
Net income (loss) per share - continuing operations	($0.01)	($0.01)	$0.00	$0.00
Net income (loss) per share - discontinued operations	$0.00	$0.00	$0.00	$0.00

Balance Sheet:	Previously Reported	As Restated
	As of March 31, 2005	As of March 31, 2005

Current assets	$ 98,805	$ 80,805
Property and Equipment	98,696	98,696
Intangible asset	85,068	-
Total assets	$ 282,569	$ 179,501

Current liabilities	$ 269,126	$ 269,126
Common stock issued and issuable common stock	86	86
Additional paid-in capital	6,591,059	2,971,041
Accumulated (deficit)	(6,577,702)	(3,060,752)
Total stockholders' equity (deficit)	13,443	(89,625)
Total liabilities and stockholders' equity (deficit)	$ 282,569	$ 179,501

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

As a result of the issuance of shares to Low Carb Centre the controlling shareholders of Low Carb Centre acquired 64.5 percent voting control of the Company by way of their investment in Low Carb Centre. Accordingly, pursuant to SFAS 141 a reverse acquisition occurs if a company other than the legal acquirer is deemed to be the “accounting acquirer” in a business combination effected by the issuance of voting securities. In this regard, Low Carb Centre is considered the accounting acquirer and Vitasti, Inc. is considered the accounting target.

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

The cost of the acquisition is the estimated fair value of the net assets of Vitasti, Inc. acquired on November 23, 2004 and consisted of:

Cash	$261
Equipment	89,667
Product license	49,880
Options to purchase license	115,365
Accounts payable and accrued liabilities	(98,748)
Due to stockholders for shares cancelled	(39,686)
Demand loan payable	(26,805)
Total acquisition cost	$89,934

The excess of the net book value of assets acquired over the acquisition cost has been allocated ratably against Product license and Options to purchase license on consolidation.

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

As such, the Results of Operations for the period ended March 31, 2005 will be compared to the same period ended March 31, 2004 for LCC.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Liquidity and Capital Resources.

At March 31, 2005, we had $11,922 in cash and total current assets of $80,805 and our current liabilities are $269,126. As of the date of this report, we may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives with respect to current operations. If we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

At March 31, 2005, the Company had a net cash operating deficit of $63,199. However, the Company was able to fund operations by taking loans from its shareholders totaling $60,353.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison to Period Ended March 31, 2004

We had $100,486 in sales during the quarter ended March 31, 2005, compared to $469,500 for the period ended March 31, 2004.  We anticipate that increased marketing efforts will generate the required revenues to sustain our anticipated growth. There can be no assurances that this will occur.

General & Administrative expenses incurred during the quarter totaled $334,817. These expenses were incurred primarily for the following reasons:

·	Legal fees of approximately $8,619.
·	Accounting, audit and bookkeeping fees totaling approximately $4,225
·	Business consulting fees of $9,500.
·	Other expense of $312,473.

Similar expenses incurred for the quarter ended March 30, 2004 were $37,935 and were incurred primarily for consulting services, legal and accounting.

Also, for comparison purposes, there were 90,000 newly issued shares for the payment of services during the period ended March 31, 2005, as opposed to no shares issued for services during the period ended March 31, 2004.

We incurred a net loss for the current quarter of $266,785 as compared to a net loss of $60,025 for the comparable prior year period. These losses were attributable to the aforementioned operating expenses.

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

                                /s/ Tammy Lynn McNabb
_________________________
Date: April 6, 2006                      By: Tammy-Lynn McNabb
                  Its: CEO