Form 10QSB/A
period 2005-06-30
VITASTI, INC. /DE/
filed 2006-04-07
CIK 1052671

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

ITEM 1. FINANCIAL STATEMENTS

VITASTI, INC. (formerly Global Golf Holdings, Inc.)
CONSOLIDATED BALANCE SHEET
June 30, 2005
(Unaudited) (In Canadian Dollars)
(Restated)

			ASSETS
Current Assets
	Cash			$ 112
	Accounts receivable			7,162
	Notes receivable			9,000
	Inventory			11,318
	Prepaid expenses			13,967
			Total current assets	41,559
Property and Equipment, net				87,727
			Total assets	$ 129,286
			LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
	Bank overdraft			$ 3,714
	Accounts payable			186,748
	Loans from shareholders			105,927
			Total current liabilities	296,389
Stockholders' Equity (Deficit)
	Preferred stock, $0.0001 par value (in U.S. dollars), 5 million shares
		authorized, no shares issued or outstanding		-
	Common stock, $0.0000029 par value (in U.S. dollars), 100 million shares
		authorized, 34,762,388 shares issued and outstanding		115
	Additional paid-in capital			4,606,380
	Accumulated deficit			(4,773,598)
			Total stockholders' equity (deficit)	(167,103)
				$ 129,286

VITASTI, INC. (formerly Global Golf Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited) (In Canadian Dollars)

				For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004 (Restated)	For the Six Months Ended June, 2005 (Restated)	For the Six Months Ended June, 2004 (Restated)
Sales				$ 86,255	$ 215,093	$ 186,741	$ 684,594
Cost of sales				(56,982)	(87,736)	(89,436)	(352,762)
	Gross profit			29,273	127,357	97,305	331,832
General and administrative				1,738,863	238,515	2,073,680	500,742
	Loss from continuing operations			(1,709,590)	(111,158)	(1,976,375)	(168,910)
Minority interest in loss of
	subsidiary company			-	6,897	-	4,627
Discontinued operations
	Loss from operations of
		discontinued segment		(3,256)	-	(3,256)	-

			Net loss	$ (1,712,846)	$ (104,261)	$ (1,979,631)	$ (164,283)
Net loss per common share
	(basic and fully diluted)
	Continuing operations			$ (0.06)	$ (0.00)	$ (0.07)	$ (0.00)
	Discontinued operations			(0.00)	-	(0.00)	-
		Net loss per common share		$ (0.06)	$ (0.00)	$ (0.07)	$ (0.00)
Weighted average number of
	common shares outstanding			29,558,580	26,489,663	27,070,804	20,067,025

VITASTI, INC. (formerly Global Golf Holdings, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2005
(Unaudited) (In Canadian Dollars)
(Restated)

		Common Stock		Common Stock Issuable		Preferred Stock		Additional Paid-in Capital
		Number of shares	Amount	Number of shares	Amount	Number of shares	Amount		Accumulated Deficit	Total
Balance, December 31, 2004		8,116,801	$ 28	14,743,199	$ 52	-	$ -	$ 2,568,898	$ (2,793,967)	$ (224,989)
Issuance of common stock
	issuable	14,743,199	52	(14,743,199)	(52)
Common stock issued for
	conversion of debt	1,695,452	5					200,425		200,430
Common stock issued for
	settlement of debt	250,000	1					169,999		170,000
Common stock issued for
	services	9,956,780	29					1,667,058		1,667,087
Adjustment for fractional
	shares resulting from
	stock split	156
Net loss									(1,979,631)	(1,979,631)
Balance, June 30, 2005		34,762,388	$ 115	-	$ -	-	$ -	$ 4,606,380	$ (4,773,598)	$ (167,103)

VITASTI, INC. (formerly Global Golf Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In Canadian Dollars)

					For the Six Months Ended June 30, 2005	For the Six Months Ended June, 2004 (Restated)
Cash Flows from Operating Activities
	Net loss				$ (1,979,631)	$ (164,283)
	Adjustment to reconcile net loss to net cash used in
		operating activities
		Amortization			11,015	-
		Minority interest in loss of subsidiary company			-	(4,627)
		Loss from discontinued operations			3,256	-
		Loss on settlement of debt			146,680	-
		Issuance of common stock for services			1,667,087	-
		Changes in operating assets and liabilities
			Accounts receivable		(4,375)	(69,299)
			Notes receivable		(9,000)	-
			Inventory		18,351	371
			Prepaid expenses		(293)	10,606
			Bank overdraft		(2,772)	-
			Accounts payable		4,099	187,629
				Net cash used in operating activities	(145,583)	(39,603)
Cash Flows from Investing Activities
	Purchases of capital assets				-	(78,284)
	Proceeds from sale of discontinued segment assets				25,000	-
Cash Flows from Financing Activities
	Proceeds from loans from shareholders				105,927	2,947
				Net change in cash	(14,656)	(114,940)
Cash at the beginning of the period					14,768	73,538
Cash at the end of the period					$ 112	$ (41,402)

Cash paid for interest					$ -	$ -
Cash paid for income taxes					$ -	$ -

Supplemental Schedule of Non-Cash Transactions:
	Issuance of common stock for settlement of debt				$ 23,320
	Issuance of common stock to convert debt				$ 200,430

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

Interim Period Financial Statements

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended December 31, 2004 and period from February 6, 2003 (Inception) to December 31, 2003. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Discontinued Operations

Management decided to discontinue the golf segment in order to devote the Company's time and resources to the new business plan of the Company. Assets of the discontinued segment were sold in April 2005 for $25,000.

During the six-month period ended June 30, 2005, operations from the golf business segment generated no revenue.

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

The Company initially reported its Statements of Operations and Statements of Stockholders’ Deficit for the Three Months and Six Months Ended June 30, 2004 to be that of Global Gulf Holdings Inc. It has restated its Balance Sheet as at June 30, 2005, Statement of Operations, Statement of Stockholders’ Deficit and its Statement of Cash Flows for the comparative Three Months and Six Months Ended June 30, 2004 to include the activity of Low Carb Centre as of and for those periods.

The Company has also restated its June 30, 2005 financial statements to correct an error in the value of convertible debt which was settled for common stock during the three months ended March 31, 2005. The amount reported as conversion of debt was reduced by $18,000 to $200,425 (Canadian dollars) for the issuance of 1,695,452 common stock. The effect of this correction decreased Current Assets by $18,000 and decreased Additional Paid In Capital by $18,000 as at June 30, 2005.

The following table presents the impact of the adjustments and restatements on a condensed basis:

Statement of Operations:	Previously Reported	As Restated	Previously Reported	As Restated
	For the Three Months ended June 30, 2004	For the Three Months ended June 30, 2004	For the Six Months ended June 30, 2004	For the Six Months ended June 30, 2004

Revenue	$ -	$ 215,093	$ -	$ 684,594
Costs and expenses	-	326,251	-	853,504
Income (loss) from operations	-	(111,158)	-	(168,910)
Minority interest	-	6,897	-	4,627
(Loss) from operations of discontinued segment	(1,896,724)	-	(1,922,087)	-
Net income (loss)	$ (1,896,724)	$ (104,261)	$ (1,922,087)	$ (164,283)
Net income (loss) per share - continuing operations	$0.00	($0.00)	$0.00	($0.01)
Net income (loss) per share - discontinued operations	($0.07)	$0.00	($0.10)	$0.00

Balance Sheet:	Previously Reported	As Restated
	As of June 30, 2005	As of June 30, 2005

Current assets	$ 59,559	$ 41,559
Property and Equipment	87,727	87,727
Intangible asset	85,068	-
Total assets	$ 232,354	$ 129,286

Current liabilities	$ 348,457	$ 296,389
Common stock issued and issuable common stock	115	115
Additional paid-in capital	8,174,330	4,606,380
Accumulated (deficit)	(8,290,548)	(4,773,598)
Total stockholders' equity (deficit)	(116,103)	(167,103)
Total liabilities and stockholders' equity (deficit)	$ 232,354	$ 129,286

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

Note 5. Subsequent Events

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

Liquidity and Capital Resources.

At June 30, 2005, we had $112 in cash and total current assets of $41,559 and our current liabilities are $348,457. As of the date of this report, we may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives with respect to current operations. If we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

At June 30, 2005, the Company had a net cash operating deficit of $145,583. However, the Company was able to fund operations by taking loans from its shareholders totaling $105,927.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison to Period Ended June 30, 2004

We had $86,255 in sales during the quarter ended June 30, 2005, compared to $215,093 for the period ended June 30, 2004.  We anticipate that increased marketing efforts will generate the required revenues to sustain our anticipated growth. There can be no assurances that this will occur.

General & Administrative expenses incurred during the quarter totaled $1,738,863 These expenses were incurred primarily for the following reasons:

·	Legal fees of approximately $1,653
·	Accounting, audit and bookkeeping fees totaling approximately $27,768
·	Business consulting fees of $12,345
·	Other expense of $1,697,097

Similar expenses incurred for the quarter ended June 30, 2004 were $21,298 and were incurred primarily for consulting service, legal and accounting..

Also, for comparison purposes, there were 9,866,780 newly issued shares for the payment of services during the period ended June 30, 2005, as opposed to no shares issued for services during the period ended June 30, 2004.

We incurred a net loss for the current quarter of $1,712,846 as compared to a net loss of $104,261 for the comparable prior year period. These losses were attributable to the aforementioned operating expenses.

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
(2)	1,471,280 restricted shares were issued to individuals in satisfaction of a debt; and
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