Form 10QSB/A
period 2005-09-30
VITASTI, INC. /DE/
filed 2006-05-16
CIK 1052671

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
Yes ____ No   X

As of November 14, 2005, the Registrant had 40,199,969 shares outstanding of its US$0.0000029 par value common stock.

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

ITEM 1. FINANCIAL STATEMENTS

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)

CONSOLIDATED BALANCE SHEET

As at September 30, 2005
(Expressed in Canadian Dollars)
(Unaudited)

		(Restated - Note 2) September 30, 2005 $
ASSETS

Current Assets
	Cash	$ -
Accounts receivable		$11,062
Receivable for debt subscriptions		-
Assets of discontinued operations held for sale		-
Receivable for debt subscriptions
Notes receivable		3,776
Inventory		20,526
Prepaid expenses		13,967

Total current assets		49,331

Property and equipment, net		87,727

Total Assets		$137,058

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft		$31,861
Accounts payable		273,100
Due to stockholders for shares cancelled		-
Demand loan payable		-
Convertible promissory notes, net of discount		-
Due to shareholder		160,621

Total current liabilities		465,582

Contingencies and Commitments (Notes 1 and 9)

Stockholders' Deficit

Preferred stock, US$0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding		-

Common stock, US$0.0000029 par value, 100,000,000 shares authorized, 40,199,969 shares issued and outstanding		148
Common stock issuable		-

Additional paid-in capital		5,125,654

Accumulated deficit		(5,454,326)

Total stockholders' deficit		(328,524)

Total liabilities and stockholder's deficit		$137,058

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(Expressed in Canadian Dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	(Restated Note 2) 2004	2005	(Restated Note 2) 2004

Revenue	$69,671	$103,240	$256,412	$787,834

Cost of sales	39,885	69,664	129,321	422,426

Gross profit	29,786	33,576	127,091	365,408

Operating expenses

General and administrative	710,514	222,350	2,776,866	723,092

Total operating expenses	710,514	222,350	2,776,866	723,092

Loss from continuing operations	(680,728)	(188,774)	(2,649,775)	(357,684)

Minority interest in loss of subsidiary company	-	10,873	-	15,500

Discontinued operations
Loss on disposal of assets from discontinued operations	-	-	(7,328)	-
Loss from operations of discontinued segment	-	-	(3,256)	-

Loss from discontinued operations	-	-	(10,584)	-

Net loss	$(680,728)	$(177,901)	$(2,660,359)	$(342,184)

Net loss per common share (basic and fully-diluted)
Continuing operations	$(0.02)	$(0.01)	$(0.09)	$(0.01)
Discontinued operations	$-	$-	$-	$-
Net loss per common share	$(0.02)	$(0.01)	$(0.09)	$(0.01)

Weighted average number of common shares outstanding	38,352,226	28,126,357	30,762,788	25,545,030

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005
(Expressed in Canadian Dollars)
(Unaudited)

Cash flows from operating activities:

Net loss	$(2,660,359)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,961
Amortization of debt account	51,445
Issuance of common stock for services	2,180,586
Issuance of common stock to settle debt	370,430
Loss on sale of discontinued operations	7,328

Changes in operating assets and liabilities, net of the effects of the reverse purchase:
Accounts receivable	(8,276)
Inventory	9,113
Prepaid expenses	(298)
Accounts payable and accrued expenses	136,204

Cash provided by operating activities	97,154

Cash flows from investing activities
Proceeds from sale of discontinued operations	20,000

Cash provided by investing activities	20,000

Cash flows from financing activities:
Bank overdraft	25,377
Advances from shareholder, net	135,495
Conversion of promissory note	(262,924)
Settlement of demand loan payable	(31,904)
Exercise of warrants	5,808
Issuance of note receivable	(3,776)

Cash used in financing activities	(131,924)

Change in cash during the year	(14,770)

Cash and equivalents, beginning of year	14,770

Cash and equivalents, end of year	$-

Cash and equivalents, represented by:
Cash
Bank overdraft

Supplemental Disclosures:
Cash paid for interest	$23,156

Non-cash Investing and Financing Activities:
Issuance of common shares to settle convertible promissory note	$200,430
Issuance of common shares to settle debt	$170,000

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2005
(Expressed in Canadian Dollars)
(Restated - Note 2)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital	Accumulated Deficit	Total
	# of shares	Amount	# of shares	Amount	# of shares	Amount

Balance, December 31, 2004 (audited)	-	$-	8,116,801	$28	14,743,199	$52	$2,568,898	$(2,793,967)	$ (224,989)

Issuance of common stock issuable		-	14,743,199	52	(14,743,199)	(52)	-	-	-

Common stock issued for conversion of debt	-	-	1,695,452	5	-	-	200,425	-	200,430

Adjustment for fractional hares resulting from stock split	-	-	156	-	-	-	-	-	-

Common stock issued for settlement of debt	-	-	250,000	1	-	-	169,999	-	170,000

Common stock issued on exercise of warrants	-	-	32,000	-	-	-	5,808	-	5,808

Common stock issued for services	-	-	15,362,361	62	-	-	2,180,524	-	2,180,586

Net loss	-	-	-	-	-	-	-	(2,660,359)	(2,660,359)

Balance September 30, 2005 (unaudited)	-	$-	40,199,969	$148	-	$ -	$5,125,654	$(5,454,326)	$ (328,524)

VITASTI, INC.
(formerly Global Golf Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2005
(Expressed in Canadian Dollars)
(Unaudited)

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

Consolidation

The accompanying consolidated financial statements include the accounts of Vitasti, Inc. and its wholly-owned subsidiary, Golflogix Systems Canada Inc. All of the operations of this subsidiary were discontinued and the company has ceased to exist in 2004. All intercompany accounts and transactions have been eliminated.

Note 1. Summary of Significant Accounting Policies (continued)

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

Discontinued Operations

Management discontinued the golf segment in order to devote the Company's time and resources to the business plan of the newly acquired subsidiaries.

During the one-month period ended December 31, 2004 operations from the golf business segment generated no revenues.

All of the assets of the discontinued segment were written down to net realizable value. Accordingly, an impairment loss on intangible assets of US$144,379 was included in the loss from discontinued operations for the year ended December 31, 2004. Assets of the discontinued operation held for sale at December 31, 2004, consisted of golf equipment leased to a golf course through May 2006. The assets of the discontinued operation were sold for $20,000 in 2005 resulting in a loss on sale of assets of discontinued operations of $7,328.

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

Note 1. Summary of Significant Accounting Policies (continued)

Change in Reporting Currency (continued)

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

Note 1. Summary of Significant Accounting Policies (continued)

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

Note 2. Restatement of Financial Statements (continued)

The Company has also restated its September 30, 2005 financial statements to correct errors including the value of convertible debt which was settled for common stock during the three months ended March 31, 2005. The amount reported as conversion of debt was reduced by $18,000 to $200,425 (Canadian dollars) for the issuance of 1,695,452 common stock. The effect of this correction decreased Current Assets by $18,000 and decreased Additional Paid In Capital by $18,000 as at September 30, 2005.

The following table presents the impact of the adjustments and restatements on a condensed basis:

		As Restated		Previously Reported	As Restated
Statement of Operations:	Previously reported For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2004		For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004

Revenue	$-	$103,240	$		$787,833
Costs and expenses	-	292,014			1,145,517
(Loss)	$-	$(188,774)	$		$(357,684)
Minority interest	-	10,873			15,500
Net loss - continuing operations	$-	$(177,901)		$-	$(342,184)
Net loss per share - continuing operations	$-	$(0.01)		$-	$(0.02)

	Previously reported	As Restated
Balance Sheet:	As of September 30, 2005	As of September 30, 2005

Current assets	$67,331	$49,331
Property and equipment	87,727	87,727
Intangible asset	85,068

Total assets	$240,126	$137,058

Current liabilities	$299,220	$465,582
Convertible notes payable	218,430	-
Common stock issued and issuable common stock	130	130
Additional paid in capital	8,693,622	5,125,672
Accumulated deficit	(8,971,276)	(5,454,326)

Total liabilities and stockholders’ deficit	$(277,524)	$(328,524)

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

As such, the Results of Operations for the period ended September 30, 2005 will be compared to the same period ended September 30, 2004 for LCC.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Liquidity and Capital Resources.

At September 30, 2005, we had no cash and total current assets of $49,331 and our current liabilities are $465,582. As of the date of this report, we may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives with respect to current operations. If we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives, there can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

For the nine months ended September 30, 2005, the Company had a net cash operating surplus of $97,154. The surplus was mainly attributable to financing received from shareholders, settlement of expenses with common stock in lieu of cash, proceeds from the sale of assets and a bank overdraft.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison to Period Ended September 30, 2004

We had $69,671 in sales during the quarter ended September 30, 2005, compared to $103,240 for the period ended September 30, 2004.  We anticipate that increased marketing efforts will generate the required revenues to sustain our anticipated growth. There can be no assurances that this will occur.

General & Administrative expenses incurred during the quarter totaled $710,514. These expenses were incurred primarily for the following reasons:

·	Legal fees of approximately $18,705
·	Accounting, audit and bookkeeping fees totaling approximately $48,425
·	Business consulting fees of $617,539
·	Other expense of $25,845

Similar expenses incurred for the quarter ended September 30, 2004 were and were incurred primarily for consulting service, legal and accounting..

Also, for comparison purposes, there were 5,405,581 shares issued for the payment of services during the period ended September 30, 2005, compared to 2,150,000 shares issued for services during the period ended September 30, 2004.

We incurred a net loss for the current quarter of $680,728 as compared to a net loss of $177,901 for the comparable prior year period. These losses were attributable to the aforementioned operating expenses.

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
(7)	The Company revealed that it had formulated a line of nutrition bars containing the Brazilian acai berry
(8)
The Company announced the launch of its online version of its e-store for the sale of its Amazon Acai Berry line of products, with a section for distributor and retailer inquiries for the granola line, bar line and Sambazon Acai berry powder and pulp bulk products.

Subsequent to the quarter ended September 30, 2005, the Company reported the following events:

(1)
On November 8, 2005, the Company filed a Form 8-K announcing that Peterson Sullivan, PLLC, had resigned as the Company’s principal accountants. In that same filing, the Company announced the engagement of the firm of Armando C. Ibarra, CPA, as the Company’s principal accountants.

(2)
On or about November 14, 2005, the Company, pursuant to a recommendation of its internal accountant, and following numerous discussions with a representative of the Securities & Exchange Commission, filed a Form 8-K announcing that its Board of Directors formally concluded that it will be required to restate its previously issued financial statements for the year ended December 31, 2004 appearing in the Company's Form 10-KSB for the year ended December 31, 2004, and its interim financial statements for any subsequent quarters as necessary.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the periods covered by this report, we have evaluated, under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Security Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)).  Based on this evaluation, our management, including our chief executive officer and chief financial officer, have concluded that as of the date of the evaluation our disclosure controls and procedures, related to internal control over financial reporting, recording of certain equity transactions, inadequate entity level controls and segregation of duties were not effective in light of the material weaknesses described below.

We were advised by our independent auditors that they identified "material weaknesses" in our internal controls which are described below:
Inadequate financial statement preparation and review procedures.     We do not have adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, including insufficient a) review and supervision within the accounting and finance departments; c) underlying accurate data to ensure that balances are properly summarized and posted to the general ledger; and d) technical accounting resources. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

•	We have begun to identify a list of key policies and procedures needed to improve our financial statement preparation and review process
•	Significant transactions are reviewed and approved by a supervisor before recording in the accounting records and financial statements
•	We have enhanced our internal procedures for journal entry recording and approvals on a timely basis and for efficient and accurate consolidations and reporting
•	We have added to our review procedures on, and documentation of, our accounts, including the preparation of memoranda to support our significant judgments and estimates each quarter

 Inadequate controls over equity transactions.     We do not have adequate review and supervision controls or sufficient supporting documentation of certain equity-related transactions to ensure that equity transactions are properly valued and recorded on a timely basis. As a result, adjustments in the equity accounts and financial statements could occur. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

•	Significant transactions are reviewed and approved by senior management before recording in the accounting records and financial statements

Inadequate entity level controls.     We do not have effective entity level controls. These weaknesses include

(i)
weaknesses in the risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting;

(ii)
weaknesses in monitoring controls, including the lack of adequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied.

If we were not, or are not in future periods, successful in identifying these control weaknesses, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

•
To address the lack of adequate accounting and finance resources and lack of effective segregation of duties, we will implement an increased level of internal reviews and approvals. These procedures include review and approval by senior management of significant transactions with financial reporting risk.

 Inadequate segregation of duties.     We do not have adequate procedures and controls in place to ensure proper segregation of duties. As a result, adjustments in the financial statements could occur and not be prevented or detected by our controls in a timely manner.

•	Refer to above section on inadequate entity level controls for planned response by senior management.
Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected.

We continue to improve and refine our internal controls as an ongoing process. Other than as summarized above, there have been no changes in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-QSB. The disclosures set forth in this Item 3 contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 3 for a more complete understanding of the matters covered by the certification.

Changes In Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the quarter, the Company issued additional common shares as follows:

(1)	5,390,556 free trading shares were issued to individuals for consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Additionally, during the quarter ended September 30, 2005, the Company elected Patrick Higgins to its Board of Directors. Additional information is available in the Company’s Form 8-K filed on or about August 10, 2005.

Also, during the quarter ended September 30, 2005, the Company cancelled 5 million shares due to a conversion error only recently discovered. These shares were originally newly issued shares and were issued in conjunction with the Transaction. Form 8-K filed on August 12, 2005, incorporated by reference herein, provides more detail with respect to this matter. There remains, however, the possibility of the owners of these cancelled shares to attempt to dispute this cancellation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 2, 2004.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on August 10, 2005;
(b)	Form 8-K filed on August 12, 2005;
(c) Form 8-K filed on November 8, 2005; and
(d) Form 8-K filed on November 15, 2005.

Vitasti, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            /s/ Tammy-Lynn McNabb
_________________________
Date: May 15, 2006                      By: Tammy-Lynn McNabb
                     Its: CEO