Form 10KSB/A
period 2004-12-31
VITASTI, INC. /DE/
filed 2006-05-18
CIK 1052671

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
Item 14
Signatures

Explanatory Note: On March 21, 2006, the Registrant filed a Form 10-KSB/A (the "Restatement") for purposes of restating the Financial Statements to properly reflect reverse purchase accounting for the LCC Transaction (as defined herein). As such, the operating history of the Registrant, for comparison purposes, will be that of the LCC Companies (as defined below), not that of Global Golf, Inc. Global Golf, Inc.’s operations are included as of the effective date of the acquisition, November 23, 2004.  This Form 10-KSB/A is being filed solely to provide a quarterly breakdown (unaudited) of the financial information set forth in Note 2 to the Financial Statements in the Restatement.

Part II

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

The following tables present the impact of the adjustments and restatements on a condensed basis for restatement periods plus the quarterly Statement of Operations for the fiscal quarters ending in 2004:

Statements of Operations:	Previously Reported	As Restated	Previously Reported	As Restated
	For the Seven Months ended December 31, 2004	For the Year Ended December 31, 2004	For the Year Ended May 31, 2004	For the Period from February 6, 2003 (Inception) to December 31, 2003

Revenue	$67,414	$733,175	$ -	$613,868
Costs and expenses	2,011,547	2,741,593	-	593,169
Income (loss) from operations	(1,944,133)	(2,008,418)	-	20,699
Provision for income taxes	-	-	-	(6,500)
Minority interest	-	-	-	(4,278)
(Loss) from operations of discontinued segment	(501,843)	(144,379)	(1,578,390)	-
Net income (loss)	($2,445,976)	(2,152,797)	($1,578,390)	9,921
Net income (loss) per share - continuing operations	($0.51)	($0.53)	$0.00	$0.04
Net income (loss) per share - discontinued operations	($0.13)	($0.04)	($4.06)	$0.00

Balance Sheet:	Previously Reported	As Restated
	As of December 31, 2004	As of December 31, 2004

Current assets	$91,641	$91,641
Property and Equipment	81,994	81,994
Intangible asset	70,672	-
Total assets	$244,307	$173,635
Current liabilities	$360,564	$360,582
Common stock issued and issuable common stock	66	64
Additional paid-in capital	6,100,937	1,976,075
Accumulated (deficit)	(6,425,851)	(2,180,349)
Accumulated other comprehensive income	208,591	17,263
Total stockholders' equity (deficit)	(116,257)	(186,947)
Total liabilities and stockholders' equity (deficit)	$244,307	$173,635

Statement of Operations:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the Three Months ended March 31, 2004	For the Three Months ended June 30, 2004	For the Three Months ended September 30, 2004	For the Three Months ended December 31, 2004	For the Six Months ended June 30, 2004	For the Nine Months ended September 30, 2004	For the Year ended December 31, 2004

Revenue	$356,232	$158,261	$78,862	$139,820	$514,494	$593,355	$733,175
Cost of sales	(201,089)	(64,554)	(53,214)	(18,900)	(265,643)	(318,857)	(337,757)
Gross profit	155,144	93,707	25,648	120,920	248,850	274,498	395,418
General and administrative	198,965	175,495	169,846	1,811,679	374,460	544,305	2,355,984
Impairment of leasehold improvements	-	-	-	47,852	-	-	47,852
Loss from continuing operations	(43,822)	(81,788)	(144,198)	(1,738,610)	(125,609)	(269,808)	(2,008,418)
Minority interest in subsidiary company	(1,722)	5,075	8,306	(11,659)	3,353	11,659	-
Loss from operations of discontinued segment	-	-	-	(144,379)	-	-	(144,379)
Net loss	($45,544)	($76,713)	($135,893)	($1,894,648)	($122,256)	($258,149)	($2,152,797)

Net loss per common share
(basic and fully diluted)
Continuing operations	$0.00	$0.00	($0.01)	($0.52)	$0.00	($0.01)	($0.53)
Discontinued operations	0.00	0.00	0.00	(0.04)	0.00	0.00	(0.04)
Net loss per common share	$0.00	$0.00	($0.01)	($0.56)	$0.00	($0.01)	($0.57)

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

Item 7. Financial Statements

The Consolidated Financial Statements and schedules that constitute Item 7 are included in this Annual Report on Form 10-KSB. An index to these Financial Statements and schedules is also included on page F-1 of this Annual Report on Form 10-KSB.

Part III
Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibits No. 3.1-3.2 to the Company’s Form 8-K filed on December 2, 2004
31.1	CEO Certification	Filed herewith
31.2	CFO Certification	Filed herewith
32.1 32.2	CEO Certification CFO Certification	Filed herewith Filed herewith

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

DATED: May 18, 2006	VITASTI, INC. (Registrant) By: /s/ Tammy-Lynn McNabb
Tammy-Lynn McNabb Director, CEO and CFO