Form 10KSB
period 2005-12-31
VITASTI, INC. /DE/
filed 2006-05-19
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

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

(604) 980-6693
(Issuer's Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ]  Yes [ X ] No

State issuer’s revenues for its most recent fiscal year.  $ 303,073 .00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0.15 as of March 31, 2006 (rounded to the nearest penny)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Shares of common stock - USD$0.0000029 par value	52,236,494

Documents incorporated by reference:
Form 8-K filed on March 18, 2005
Form 8-K filed on June 3, 2005
Form 8-K filed on August 10, 2005
Form 8-K filed on August 12, 2005
Form 8-K filed on November 8, 2005
Form 8-K filed on November 18, 2005
Form 8-K filed on April 5, 4006
Form 8-K filed on April 13, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ x ] No [ ]

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

Item 1. Description of the Business.

History of the Company

Vitasti, Inc. (the "Company") was incorporated on December 18, 1997 pursuant to the laws of the State of Delaware under the name of Autoeye, Inc.

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

On November 23, 2004, and with the assistance of BCGU, the Registrant closed on an Acquisition Agreement (the “Agreement”) to purchase the assets and related businesses of Low Carb Centre, Inc. (“LCC”), Low Carb Bakery, Inc. (“LCB”), and McNabb & Associates (“MNA”). LCC is a privately held company organized under the laws of British Columbia, Canada with its primary business being the retail sales and distribution of gourmet low carbohydrate food products through its two traditional brick-and-mortar retail stores and the world wide web at www.lowcarbcentre.com. LCB is a privately held company organized under the laws of British Columbia, Canada with its primary business being the manufacturing of food products for the LCC retail market and for wholesale distribution. MNA is a privately held company organized under the laws of British Columbia, Canada with its primary business being the management and supervision of the business operations of both LCC and LCB and for distribution of private label products. LCC, LCB and MNA shall be collectively hereinafter be referred to hereinafter as “LCC” or “Sellers.”

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

GGLF did not assume any liabilities of LCC, with the exception of a series of 12% Convertible Promissory Notes (the “Notes”) issued by LCC in connection with this transaction. The Notes were converted (the “Conversion”) into common shares of the Registrant at USD $0.125 per share. The Conversion shall include the principal amount of the respective Note along with any unpaid interest. Each Noteholder has an additional 25% warrant exercisable at USD$0.15 per share. The issuance of the Notes provided necessary capital in order to allow LCC to remain operational during the pendency of the LCC Transaction. As of November 30, 2004, the Registrant assumed 11 Notes in the total aggregate amount of $265,837.00

Consideration for the LCC Transaction was 14,743,199 newly issued shares of the Registrant post-reverse split. The terms and conditions of the Agreement were determined in arm’s length negotiations between the Registrant and LCC.

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

Risk Factors

Cautionary Statement on Forward-Looking Statements

We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our 2005 Annual Report, in this Annual Report on Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of that Act.

Some forward-looking statements that we make in our 2005 Annual Report, in this Annual Report on Form 10-K and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

Going Concern

Our auditors have expressed doubts about our ability to continue as a going concern, which may result in the loss of your entire investment. In preparing our audited financial statements, our auditors have expressed doubts about our ability to continue as a going concern. If we discontinue operations, you will lose your entire investment.

Our business is capital intensive and will require additional financing which will result in dilution to existing shareholders which would in turn reduce the share price of earlier issued shares. Our operations are capital intensive and growth will consume a substantial portion of available working capital. We may require additional capital in order to fund our operations. We do not have any commitments for additional financing and there can be no assurance that such additional funding, if required, will be available, or if available, will be available upon favorable terms. With respect to our ability to obtain financing on favorable terms, we do not have significant assets to serve as loan collateral. Still further, we presently do not have a sufficient cash flow to qualify for reasonable debt financing. Insufficient funds may prevent us from implementing our business strategy. In the event we raise additional funds through the issuance of equity securities, dilution to the then existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Accordingly, such dilution would reduce the share price of the earlier issued shares.

Possible Delisting

The Company has been delinquent in its reporting requirements with respect to this Form 10-KSB for the year ended December 31, 2005, leading to an “E” being added to its symbol. Pursuant to NASD Rule 6530(e)(1), three delinquiencies during any two year period will result in delisting from the OTCBB by the NASD. Should the Company be delinquient two more times within such a two year period, the Company will be delisted.

Lack of operations, positive cash flow and profitability may continue which will affect our ability to remain in business

Since the inception of the Company, we have been unable to generate positive cash flow or profits in the industries in which we participate. If we do not generate positive cash flow and hence become profitable, we may not be able to remain in business.

Uncertainty of commercial success may affect our ability to remain in business

With respect to our revenue and profitability prospects, we may not be able to achieve commercial success with our products. Furthermore, the our industry is characterized by rapid change and growth. Accordingly, we may not be able to keep up with the pace of change or fund its growth. If we fail to achieve commercial success, we will continue to suffer net losses and we will have to go out of business.

Competition may have an adverse effect on our business

We are subject to competition from other companies that may try to emulate or compete with similar products or services. These competitors have been in the business longer than us and may have large executive and operating staffs. Our prospects may be adversely affected by competition from these companies. The introduction of similar or superior products by current or future competitors could have a material adverse effect on our business and financial condition.

Dependence on management will affect our profitability

Future success depends on the continued services of the Company’s Chief Executive Officer, President and Chief Operating Officer. The loss of any of their services would be detrimental and could have a material adverse effect on the business, financial condition and results of operations. Future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. We may not be able to attract, assimilate, or retain qualified managerial personnel and our failure to do so could have a material adverse effect on the business, financial condition and results of operations.

Dependence on proprietary technology and risks of third party infringement claims could adversely affect our business and results of operations

Although we have received limited protection, our measures to protect our current proprietary rights may be inadequate to prevent misappropriation of such rights or that our competitors will not independently develop or patent technologies that are substantially equivalent to or superior to our technologies. Additionally, although we believe that our products and technologies do not infringe upon the proprietary rights of any third parties, that third parties may assert infringement claims against products and technologies that we license, or has the rights to use, from third parties. Any such claims, if proved, could materially and adversely affect our business and results of operations. In addition, though any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with litigation or other resolution of such claims could materially and adversely affect our business and results of operations.

The results of research and development efforts are uncertain and we may not be able to compete effectively in the marketplace

We will need to make additional research and development expenditures to remain competitive. While we perform testing of new products, the products we are currently developing or may develop in the future may not be successful. If they are not successful, the resulting products may not achieve market acceptance and these products may not compete effectively with products of competitors currently in the market or introduced in the future. If we are unsuccessful in the marketplace, it may affect our ability to remain in business.

Risks Relating to Our Common Stock

Due to the fact that our common stock is listed on the NASD OTC Bulletin Board, there can be no assurance that a regular trading market for our common stock will ever be developed. As such, the investors must be able to bear the financial risk of losing their entire investment. Our common stock is listed on the NASD OTC Bulletin Board under the trading symbol “VITS.” From time to time, the Company’s trading activity is volitale and subject to rapid changes in both trading volume and trading price. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Lack of dividends may affect the value of your investment when compared to comparable stock, which does pay a dividend

We have never paid a cash dividend on our common stock. We are not obligated to pay a dividend on our common stock and do not anticipate payment of any dividends for the foreseeable future. We anticipate retaining our earnings to finance our operations, growth, and expansion. The value of your stock may be reduced in that prospective buyers may prefer a stock which does pay a dividend.

Potential volatility of stock price will affect the value of our common stock

There can be no assurance that an active public trading market can be established or sustained. Furthermore, if a regular trading market for the common stock is established, the shares could be subject to significant fluctuations in response to operating results and other factors, many of which are not within our control. Accordingly, you may not be able to obtain a satisfactory price for your shares if you need to sell some or all of your shares at a time when the shares may be depressed.

Item 2.  Description of the Property.

Our administrative offices and research facilities are located in North Vancouver and Coquitlam, British Columbia Canada. We rent, on a monthly basis, approximately 2500 square feet of industrial space for $2,500 per month, and manufacturing space of approximately 1500 square feet for $1,920 per month. Collectively, all of the space we lease is utilized for retail sales, research and development, as offices and for production purposes. It is our belief that the various spaces are adequate for our immediate needs. Additional space may be required as we expand our research and development activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

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

FISCAL YEAR 2005	HIGH BID	LOW BID
First Quarter	.71	.16
Second Quarter	.195	.07
Third Quarter	.12	.045
Fourth Quarter	.078	.017

FISCAL YEAR 2004	HIGH BID	LOW BID
First Quarter	$10.20	$4.08
Second Quarter	$5.10	$0.68
Third Quarter	$1.36	$0.34
Fourth Quarter	$0.59	$0.20

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system), except for securities of companies that have tangible net assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the previous three years. The Penny Stock Rule requires a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Holders

As of December 31, 2005, there were approximately 131 record owners of our common stock.

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

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

On May 2, 2006, the Company entered into a contract with Branalex, a consulting company, and as part of the terms of this contract the Company issued a warrant to acquire 1,500,000 shares of common stock to the consulting company as a portion of the compensation for services to be performed. The conversion price for the warrant is $.05 per share, and the warrant has been exercised. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for its exemption from registration of this issuance.

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

GGLF did not assume any liabilities of LCC, with the exception of the Notes. The Notes shall be converted (the “Conversion”) into common shares of the Registrant at $0.125 per share. The Conversion shall include the principal amount of the respective Note along with any unpaid interest. Each Noteholder has an additional 25% warrant exercisable at US $0.15 per share. The issuance of the Notes provided necessary capital in order to allow LCC to remain operational during the pendency of the LCC Transaction. As of November 30, 2004, the Registrant assumed 11 Notes in the total aggregate amount of $265,837

Consideration for the LCC Transaction was 14,743,199 newly issued shares of the Registrant post-reverse split. The terms and conditions of the Agreement were determined in arm’s length negotiations between the Registrant and LCC.

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

Results of Operations for the year ended December 31, 2005 as compared with the prior year ended December 31, 2004.

We generated $303,073 in revenues during the year ended December 31, 2005 versus $954,234 for the period ended December 31, 2004.

Operating Expenses.

Operating expenses arose primarily from professional and consulting fees, a majority of which were incurred as a result of the retention of BCGU and the LCC Transaction. We incurred professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with the acquisition the LCC Companies and other minimal interest expenses on outstanding debt. As a result, we incurred a net loss of $2,787,062 during the year ended December 31, 2005 (approximately $0.08 loss per common share).

Plan Of Operation For The Next Twelve Months.

During 2005 and to date in 2006, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our low carb operations. These milestones include:

•	Development of several private label products currently being sold under the brand name “Carb Craver Alternatives”
•	Successfully launched our line of Amazon Acai Berry Granolas currently for sale in various retail chains including Whole Foods Markets
•	Completed significant research and development paving the way for future leading edge products
•	Becoming a publicly traded Company by and through the LCC Transaction
•	Developed a business model to pursue development of wind energy projects in China

As a result of the achievement of these milestones, and our marketing and business development efforts, which commenced prior to achieving these milestones, our strategies can be implemented with much greater effort and results. Our efforts are still aimed toward promoting our products and services that we offer presently, and those that we may offer in the future. A  portion of the capital currently available to us will be used to provide the marketing and business development resources needed to achieve wider distribution and recognition of our products in the global market.

Our current focus in the alternative energy market will be a primary focus in our business moving forward for 2006. A significant portion of the capital currently available to us and future financings will be for the development and operation of wind farms in China.

Our cash requirements depend on numerous factors, including research and development activities. We expect to devote capital resources to continue our product development and expand manufacturing capacity. For wind energy projects, we will examine growth opportunities, including strategic alliances, and we expect any such activities will be funded from existing cash and cash equivalents, as well as issuance of additional equity or additional borrowings, subject to market and other conditions.

We believe that our existing cash balances will be sufficient to fund current operations, but any additional growth of the company will require additional cash infusions. Thus, we may not be required to sell additional equity or obtain additional credit facilities in the near term. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of product development programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

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

Progress in our contract development and manufacturing initiatives and new research and development will also likely lend credibility to our plan to become profitable. We anticipate that we will hire several new members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2006 in order to fully implement our plans for growth.

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

Liquidity and Capital Resources.

At December 31, 2005, we had $799 in cash and total current assets of $14,397 and current liabilities of $271,109. We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

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

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

During the year the Company abandoned its leased premises and sold office equipment. As a result, the Company recorded a loss on sale of its property and equipment of $66,157. As such, the estimated net realizable value of property and equipment on hand as of December 31, 2005 consisted of:

Furniture and fixtures	$8,100
Computer equipment	2,500
$10,600

Subsequent to December 31, 2005 year end, the Company sold its furniture and fixtures with a book value of $8,100 for cash proceeds of $4,800.

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

VITASTI, INC.
Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

Reports of Independent Registered Public Accounting Firm                                 F-1 to F-2

Consolidated Balance Sheets                                               F-3

Consolidated Statements of Operations                                     F-4

Consolidated Statements of Cash Flows                                F-5

Consolidated Statement of Stockholders’ Deficit                             F-6

Notes to the Consolidated Financial Statements                                              F-7

MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Vitasti, Inc.

We have audited the accompanying consolidated balance sheet of Vitasti, Inc. as of December 31, 2005 and the related consolidated statements of operations, cash flows and stockholders' deficit for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitasti, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred significant operating losses from operations. The Company will need additional equity/debt financing to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated statements of operations, cash flows, and stockholders’ deficit for the year ended December 31, 2004 have been restated to reflect a change in reporting currency.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 16, 2006

PETERSON SULLIVAN PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vitasti, Inc.
Vancouver, BC
Canada

We have audited the accompanying consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2004, of Vitasti, Inc. and Subsidiary. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Vitasti, Inc. and Subsidiary’s operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

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

/s/ PETERSON SULLIVAN PLLC

April 11, 2005
Seattle, Washington

VITASTI, INC.

CONSOLIDATED BALANCE SHEET
As at December 31, 2005
(Expressed in Canadian Dollars)

ASSETS

Current Assets

Cash	$799
Accounts receivable	9,473

Inventory	2,721
Prepaid expenses	1,404

Total current assets	14,397

Property and equipment, net	10,600

Total Assets	$24,997

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$85,483

Due to shareholder	185,626

Total current liabilities	271,109

Contingencies and Commitments (Notes 1 and 9)

Stockholders' Deficit

Preferred stock, US$0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-

Common stock, US$0.0000029 par value, 100,000,000 shares authorized, 45,436,494 shares issued and outstanding	158

Additional paid-in capital	5,334,759

Accumulated deficit	(5,581,029)

Total stockholders' deficit	(246,112)

Total liabilities and stockholder's deficit	$24,997

See accompanying notes to the consolidated financial statements.

VITASTI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
As at December 31, 2005 and 2004
(Expressed in Canadian Dollars)

		(Note 2)
	2005	2004

Revenue	$303,073	$954,234

Cost of sales	161,784	439,594

Gross profit	141,289	514,640

Operating expenses

General and administrative	2,653,403	3,029,637
Impairment of leasehold improvements	-	57,652

Total operating expenses	2,653,403	3,087,289

Loss from continuing operations	(2,512,114)	(2,572,649)

Other Expense

Loss on settlement of debt	(201,038)	-
Loss on sale of property and equipment	(66,157)	-

Loss before discontinued operations	(2,779,309)	(2,572,649)

Discontinued operations
Loss on disposal of assets of discontinued operations	(7,753)	-
Loss from operations of discontinued segment	-	(186,012)

Loss from discontinued operations	(7,753)	(186,012)

Net loss	$(2,787,062)	$(2,758,661)

Net loss per common share (basic and fully-diluted)
Continuing operations	$(0.08)	$(0.68)
Discontinued operations	(0.00)	(0.05)
Net loss per common share	$(0.08)	$(0.73)

Weighted average number of common shares outstanding	29,648,000	3,794,745

See accompanying notes to the consolidated financial statements.

VITASTI, INC.

CONSOLIDATED STATEMENTS CASH FLOWS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

		(Note 2)
	2005	2004

Cash flows from operating activities:

Net loss	$(2,787,062)	$(2,758,661)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,931	25,264
Impairment of leasehold improvements	-	57,652
Issuance of common stock for services	2,324,262	2,395,833
Loss on sale of discontinued operations	7,753	-
Loss on sale of property and equipment	66,157	-
Loss on settlement of debt	201,038	-
Loss from discontinued operations	-	186,012

Changes in operating assets and liabilities:
Accounts receivable	(6,687)	8,222
Inventory	26,938	32,882
Prepaid expenses	12,265	14,937
Bank overdraft	(6,486)	7,348
Accounts payable and accrued expenses	(28,093)	(147,115)

Net cash used in operating activities	(169,984)	(177,626)

Cash flows from investing activities:
Cash acquired in reverse merger	-	310
Proceeds from sale of property and equipment	2,000	-
Proceeds from sale of discontinued operation	20,000	-
Purchase of property and equipment	-	(25,213)

Net cash provided by (used in) investing activities	22,000	(24,903)

Cash flows from financing activities:
Advances from shareholder, net	160,077	31,059
Issuance of convertible promissory notes, net	-	200,430
Proceeds (repayment) of demand loan, net	(31,904)	354
Proceeds from exercise of warrants	5,840	-

Net cash provided by financing activities	134,013	231,843

Net cash used in discontinued operations	-	(87,630)
Change in cash during the year	(13,971)	(58,316)

Cash and equivalents, beginning of year	14,770	73,086

Cash and equivalents, end of year	$799	$14,770

Supplemental Disclosures:
Cash paid for interest	$23,156	$-
Cash paid for income taxes	$-	$8,457

Non-cash Investing and Financing Activities:
Issuance of common shares to settle convertible promissory note	265,837	-
Issuance of common shares to settle debt	170,000
Issuance of common shares for acquisition of Low-Carb Centre Inc.	-	116,644

See accompanying notes to the consolidated financial statements.

VITASTI, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2005
(Expressed in Canadian Dollars)

										Accumulated
	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital	Minority interest	Accumulated Deficit	Other Comprehensive Income	Total
	# of shares	Amount	# of shares	Amount	# of shares	Amount

Balance December 31, 2003	-	$ -	793,566	$ 3	-	$ -	$ 62,635	$5,482	$ 12,713	$ 9,370	$ 90,203

Common stock issued for acquisition of Low Carb Centre Inc.	-	-	-	-	14,743,199	52	116,858	-	-	-	116,910

Redemption of shares of Low Carb Centre Inc.	-	-	-	(3)	-	-	(62,635)	(5,482)	(48,019)	(9,370)	(125,509)

Common stock issued for services	-		7,323,235	28	-	-	2,395,805	-	-	-	2,395,833

Issuance of warrants in connection with convertible debt	-	-	-	-	-	-	56,235	-	-	-	56,235

Net loss	-	-	-	-	-	-	-	-	(2,758,661)	22,121	(2,736,540)

Translation adjustment	-	-	-	-	-	-	-	-	-	(22,121)	(22,121)

Balance, December 31, 2004 (Note 2)	-	-	8,116,801	28	14,743,199	52	2,568,898	-	(2,793,967)	-	(224,989)

Issuance of common stock issuable		-	14,743,199	52	(14,743,199)	(52)	-	-	-	-	-

Common stock issued for conversion of debt	-	-	1,695,452	5	-	-	265,832	-	-	-	265,837

Adjustment for fractional hares resulting from stock split	-	-	156	-	-	-	-	-	-	-	-

Common stock issued for settlement of debt	-	-	250,000	1	-	-	169,999	-	-	-	170,000

Common stock issued on exercise of warrants	-	-	32,000	1	-	-	5,839	-	-	-	5,840

Common stock issued for services	-	-	20,598,886	71	-	-	2,324,191	-	-	-	2,324,262

Net loss	-	-	-	-	-	-	-	-	(2,787,062)	-	(2,787,062)

Balance December 31, 2005	-	$ -	45,436,494	$158	-	$ -	$5,334,759	$ -	$(5,581,029)	$ -	$ (246,112)

See accompanying notes to the consolidated financial statements.

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

Note 1. Summary of Significant Accounting Policies

Business Operations

Vitasti, Inc. (formerly Global Golf Holdings, Inc.) (the "Company"), a Delaware corporation, acquired a business on November 23, 2004 (see Note 3) and since that date has adopted the business plan of the acquired Company which is to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet. The Company had also been in the business of marketing, rental, and distribution of golf merchandise until December 31, 2004, when management decided to discontinue the golf line of business. Accordingly, for all periods presented, the golf operations are presented as discontinued operations and the Company has one operating business segment for financial reporting purposes effective as of December 31, 2004.

Going Concern

The Company incurred a net loss of $2,787,062, has a working capital deficit of $256,712, and an accumulated deficit of $5,581,029 at December 31, 2005. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the one-month period ended December 31, 2004, operations from the golf business segment generated no revenues.

All of the assets of the discontinued segment were written down to net realizable value. Accordingly, an impairment loss on intangible assets of US$144,379 was included in the loss from discontinued operations for the year ended December 31, 2004. Assets of the discontinued operation held for sale at December 31, 2004, consisted of golf equipment leased to a golf course through May 2006. The assets of the discontinued operation were sold for $20,000 in April 2005 resulting in a loss on sale of assets of discontinued operations of $7,753.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vitasti, Inc. and its wholly-owned subsidiary, Golflogix Systems Canada Inc. All of the operations of this subsidiary were discontinued and the company has ceased to exist in 2005. All intercompany accounts and transactions have been eliminated. The consolidated financial statements are expressed in Canadian dollars unless otherwise indicated. The Company’s fiscal year end is December 31.

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

Note 1. Summary of Significant Accounting Policies (continued)

Cash

Cash consists of checking accounts held at financial institutions in the United States and Canada. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents.

Accounts Receivable

Accounts receivable consists of amounts due from customers located in Western Canada. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2005, management believes no allowance for uncollectible accounts is necessary.

Inventory/Cost of Sales

Inventory consists of health foods and ingredients and is stated at the lower of cost (first-in, first-out method) or market. Shipping and handling costs are included with cost of sales.

Property and Equipment

Equipment is recorded at cost and is depreciated using the declining balance method over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

During the year the Company abandoned its leased premises and sold office equipment. As a result, the Company recorded a loss on sale of its property and equipment of $66,157. As such, the estimated net realizable value of property and equipment on hand as of December 31, 2005 consisted of:

Furniture and fixtures	$8,100
Computer equipment	2,500
$10,600

Subsequent to December 31, 2005 year end, the Company sold its furniture and fixtures with a book value of $8,100 for cash proceeds of $4,800.

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

Note 1. Summary of Significant Accounting Policies (continued)

Foreign Currency Transactions

The Company's functional and reporting currency is the Canadian Dollar. As discussed in Note 2, the Company changed its reporting currency from US Dollars to Canadian Dollars on January 1, 2005. Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in US Dollars.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Revenue from discontinued operations consisting of equipment rentals were reported on the straight-line basis over the non-cancellable lease term as it became receivable according to the provisions of the lease.

Advertising Expense

The cost of advertising amounted to $7,684 (2004: $9,161) and is expensed as incurred.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. To the extent options are granted and those options have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost will be recorded. Compensation cost for stock options granted to non-employees is measured in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted. Since the Company has not issued stock options to employees, there is no effect on net loss or loss per share had the Company applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation. When the Company issues shares to employees and others, the shares are valued based on the market price at the date the shares are approved for issuance.

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

Note 1. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Financial instruments consist of accounts receivable, bank overdraft, accounts payable, and due to shareholder. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109”). Under SFAS No. 109, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

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

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123 and supersedes APB Opinion No. 25. This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company's financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets" - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no material impact on the Company's financial statements.

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

Note 1. Summary of Significant Accounting Policies (continued)

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

Note 2. Change in Reporting Currency

Commencing January 1, 2005 the Company changed its reporting currency to the Canadian Dollar. The Company changed its reporting currency to the Canadian dollar to be consistent with its functional currency and due to significant operations and assets being located in Canada. Prior consolidated financial statements that had been reported in US dollars have been restated into Canadian dollars using the guidance of Statement of Financial Accounting Standards No. 52 (“SFAS 52”), “Foreign Currency Translation”. By adopting the Canadian dollar as the Company’s reporting currency, the accumulated foreign currency translation adjustments were eliminated from the Company’s balance sheet. As a result of the change in reporting currency, at December 31, 2004, accumulated foreign currency translation adjustment of $22,121 (US$17,263) was eliminated.

Consolidated Statement of Operations and Comprehensive Loss:

	Previously reported US Dollars		Canadian Dollars
	December 31, 2004	Translation	December 31, 2004

Revenue	$ 733,175	1.301	$ 954,234

Cost of sales	337,757	1.301	439,594

Gross profit	395,418		514,640

Operating expenses

General and administrative	2,355,984	1.286	3,029,637
Impairment of leasehold improvements	47,852	1.204	57,652

Total operating expenses	2,403,836		3,087,289

Loss from continuing operations	(2,008,418)		(2,572,649)

Discontinued operations

Loss from operations of discontinued segment	(144,379)	1.288	(186,012)

Net loss	(2,152,797)		(2,758,661)

Foreign currency translation adjustment	9,951		-

Comprehensive loss	$(2,142,846)		(2,758,661)

Net loss per common share (basic and fully-diluted)

Continuing operations	($0.53)		($0.68)
Discontinued operations	($0.04)		($0.05)

Net loss per common share	($0.57)		($0.73)

Weighted average number of common shares outstanding	3,794,745		3,794,745

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

Note 2. Change in Reporting Currency (continued)

Consolidated Statements of Cash Flow
	Previously reported US Dollars		Canadian Dollars
	December 31, 2004	Translation	December 31, 2004

Cash Flows from Operating Activities:

Net loss	$(2,152,797)	1.281	$(2,758,661)

Adjustment to reconcile loss to net cash provided by (used in) continuing operating activities:
Loss from discontinued operations	144,379	1.288	186,012
Depreciation and amortization	19,419	1.301	25,264
Impairment of leasehold improvements	47,852	1.205	57,652
Issuance of common stock for services and expenses	1,842,948	1.301	2,395,833
Changes in operating assets and liabilities, net of the effects of the reverse purchase:
Accounts Receivable	6,028	1.364	8,222
Inventory	24,107	1.364	32,882
Prepaid expenses	10,951	1.364	14,937
Bank overdraft	5,387	1.364	7,348
Accounts payable and accrued expenses	(107,862)	1.364	(147,115)

Net cash used in continuing operating activities	(159,588)		(177,626)

Cash Flows from Investing Activities:
Cash acquired in reverse merger	261	1.187	310
Purchase of equipment	(19,101)	1.320	(25,213)
Foreign exchange effect on cash	(1,663)	-	-

Net cash used in investing activities	(20,503)		(24,903)

Cash Flows from Financing Activities:
Issuance of convertible promissory notes, net	175,705	1.141	200,430
Stockholder loan proceeds, net of repayments	26,175	1.187	31,059
Proceeds from demand loan, net	298	1.187	354

Net cash used in financing activities	202,178		231,843

Net cash used in discontinued operations	(66,386)	1.320	(87,630)

Net change in cash	(44,299)		(58,316)

Cash at the beginning of the period	56,568	1.292	73,086

Cash at the end of the period	$12,269		$14,770

Supplemental Disclosures:

Cash paid for income tax	6,500	1.301	8,457

Non-cash Investing and Financing Activities

Issuance of common shares for acquisition of Low Carb Centre Inc.	89,934	1.297	116,644

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

Note 2. Change in Reporting Currency (continued)

Consolidated Statement of Stockholders' Deficit

	US Dollars		Canadian Dollars
	December 31, 2004	Translation	December 31, 2004

Common stock	$21	1.33	$28
Common stock issuable	43	1.21	52
Additional paid in capital	1,976,075	1.30	2,568,898
Accumulated deficit	(2,180,349)	1.28	(2,793,967)
Other comprehensive income	17,263	-	-
	$ (186,947)		$ (224,989)

Note 3. Acquisition of Business

On November 23, 2004, the Company completed its acquisition of the assets of Low Carb Centre, Inc., Low Carb Centre Bakery, Inc., and McNabb and Associates, Inc. (collectively, "Low Carb Centre"). In consideration for the assets acquired, the Company assumed US$221,962 of convertible promissory notes and agreed to issue 14,743,199 shares (issuable common stock) of the Company's common stock to Low Carb Centre. Subsequently, the shareholders of Low Carb Center accepted its share investment of 14,743,199 issuable common stock in the Company in exchange for the redemption and cancellation of all of their shareholdings in Low Carb Centre.

As a result of the issuance of shares to Low Carb Centre, the controlling shareholders of Low Carb Centre acquired 64.5 percent voting control of the Company by way of their investment in Low Carb Centre. Accordingly, consistent with SFAS No. 141, a reverse acquisition occurs if a company other than the legal acquirer is deemed to be the “accounting acquirer” in a business combination effected by the issuance of voting securities. In this regard, Low Carb Centre is considered the accounting acquirer and Vitasti, Inc. is considered the accounting target. The acquisition was accounted for as a reverse purchase using the purchase method, and accordingly, for financial statement reporting purposes the net assets of Low Carb Centre were included in the prior years consolidated balance sheet at book values and the net assets of Vitasti, Inc. have been recorded at fair market value at the date of acquisition.

The cost of the acquisition is the estimated fair value of the net assets of Vitasti, Inc. acquired on November 23, 2004 and consisted of:

US Dollars

Cash	$261
Equipment	89,667
Product license	49,880
Options to purchase license	115,365
Accounts payable and accrued expenses	(98,748)
Due to stockholders for shares cancelled	(39,686)
Demand loan payable	(26,805)
Total acquisition cost	$89,934

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

Note 3. Acquisition of Business (continued)

The excess of the net book value of assets acquired over the acquisition cost in the amount of US$216,068 was allocated rateably against Product license and Options to purchase license on consolidation. The intangible assets had an indefinite useful life and are tested annually for impairment. Management determined these intangible assets were impaired because the golf operations were discontinued. Refer to Note 1 on discontinued operations.

The following unaudited pro forma financial information presents the operations of Low Carb Centre and Global Golf Holdings, Inc. as if the acquisition had occurred on January 1, 2004 (presented in US dollars).

	Global Golf Holdings, Inc. Year Ended December 31, 2004	Low Carb Centre Year Ended December 31, 2004	Pro Forma Adjustments	Pro Forma Year Ended December 31, 2004

Revenues	$12,422	$733,175	$-	$745,597
Interest expense	(10,780)	-	-	(10,780)
Net loss	(1,515,151)	(2,120)	-	(1,517,271)
Loss per share *				($4.02)
Weighted average number of shares outstanding *				377,018

* Adjusted for 1:34 reverse split announced on December 9, 2004

Note 4. Convertible Promissory Notes and Warrants

Prior to the purchase of the assets of Low Carb Centre, Low Carb Centre issued 12% Convertible Promissory Notes which, by agreement with the Company, became convertible into Vitasti, Inc. shares after the closing of the purchase. The notes were convertible at the rate of US$0.125 per share. For those notes that were Canadian-denominated, the share conversion was determined based on the exchange rate on the date of the issuance of debt. The convertible debt also included 423,863 detachable warrants to purchase additional shares at a rate of one additional share for each four shares converted, exercisable at US$0.15 per share with an expiry date of November 30, 2007.

Following the closing of the purchase of the assets of Low Carb Centre, the recorded proceeds from the issuance of the debt were allocated on a pro-rata basis between the carrying amount of the notes and the amount attributable to the fair value of the related detachable warrants. The amount attributable to the warrants of $51,445 was recorded as a debt discount against the carrying value of the convertible debt. The debt discount was eliminated upon conversion of the convertible debt into common stock during 2005.

During the year ended December 31, 2005, 32,000 warrants were exercised for cash proceeds of $5,840. As at December 31, 2005, 391,863 warrants were outstanding and are exercisable until November 30, 2007.

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

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

No stock options were issued to employees during the fiscal years ended December 31, 2005 and 2004.

Stock Options Issued to Non-Employees

Proforma information regarding net loss and earnings per share is required by SFAS No. 123, and will be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options will be estimated at the date of grant using a Black-Scholes option pricing model.

The Company did not issue stock options to non-employees during the year ended December 31, 2005.

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

On March 1, 2004 and March 5, 2004, respectively, the Company granted options to purchase 500,000 and 450,000 shares of the Company's common stock at a price of US$0.04 per share to consultants of the Company. The options vested immediately with no expiration date. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," using the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of 130%; and an expected life of the options of 1 year.

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

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

As at December 31, 2005, the Company had approximately $7,100,000 of unused Canadian net operating losses available for carry forward for Canadian income tax purposes which begin to expire in the year 2008. However, due to the reverse merger transaction, these losses are restricted and may only be applied toward future profits derived from activities which are all or substantially all the same as the activities which created the losses.

Current year net operating losses for Canadian income tax purposes are approximately $2,500,000 and will expire in 2015.

A deferred tax asset has been offset by a full valuation allowance. The components of the Company's deferred tax assets are as follows:

Deferred tax assets arising from:
Net operating loss carry-forwards	$2,310,000
Restricted net operating loss carry-forwards	199,000
2,509,000
Valuation allowance	(2,509,000)
Net deferred tax asset	$-

The Company's ability to utilize net operating loss carry-forwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.

Note 7. Common Shares and Warrants

The Company issued common stock during the year ended December 31, 2005 as follows:

a)	The Company issued 1,695,452 common shares with a fair value of $0.12 per share for the conversion of $265,837 of convertible promissory notes resulting in a loss on share issuance of $54,358.

b)	The Company issued 250,000 common shares with a fair value of $0.68 in settlement of $23,220 of debt, resulting in a loss on issuance of shares of $146,680.

c)	The Company issued 20,598,886 common shares to consultants for services provided to the Company with a fair value of $2,324,262.

d)	The Company issued 32,000 common shares for the exercise of warrants for proceeds of $5,840.

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005 and 2004
(Expressed in Canadian Dollars)

Note 7. Common Shares and Warrants (continued)

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price (US Dollars)

Balance, December 31, 2004	423,863	$ 0.15
Issued during the year	-	$ 0.15
Exercised during the year	(32,000)	$ 0.15
Balance, December 31, 2005	391,863	$ 0.15

	Number of Warrants	Expiry Date

Warrants outstanding, December 31, 2005	391,863	November 30, 2007

Note 8. Related Party Transactions and Balances

a)	During the year the Company issued 2,205,000 common shares for consulting services to related parties with a fair value of $208,574.

b)	As at December 31, 2005 the balance due to a shareholder amounted to $185,626, without interest, with no stated terms of repayment and is payable on demand.

Note 9. Commitments

At the end of December 2004, the Company had commitments of $208,100 for leased premises in which it operated. During 2005 the Company settled all lease agreements and was released from its long term commitments. The Company now rents its office facilities on a month-to-month basis.

Note 10. Subsequent Events

a)	Subsequent to December 31, 2005, the company issued 6,800,000 common shares in settlement of consulting fees.

b)
On April 11, 2006 the Company signed an Asset Acquisition Agreement (“the Agreement”) to acquire 100% of the assets of an unrelated company. The Agreement is expected to close on or before May 22, 2006. Pursuant to the Agreement the Company is required to issue 11,000,000 restricted common shares of the Company.

c)
On May 2, 2006, the Company entered into a contract with a consulting company and issued a warrant to acquire 1,500,000 shares of common stock at US$0.05 per share for services to be performed. The warrant was exercised for gross proceeds of $83,192 (US$75,000).

Item 7. Financial Statements.

The Consolidated Financial Statements and schedules that constitute Item 7 are included in this Annual Report on Form 10-KSB. An index to these Financial Statements and schedules is also included on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Not Applicable.

Item 8A. Controls & Procedures.

As of the end of the fiscal year ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

We were advised by Manning Elliott LLP, our independent auditors, that during their performance of audit procedures related to our consolidated financial statements for the fiscal period ended December 31, 2005, they identified "material weaknesses" in our internal controls as defined in Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit" ("SAS 60"). The material weaknesses are described below:

Inadequate financial statement preparation and review procedures.     We do not have adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, including insufficient: a) review and supervision within the accounting and finance departments; b) underlying accurate data to ensure that balances are properly summarized and posted to the general ledger; and c) technical accounting resources. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

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

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-KSB. The disclosures set forth in this Item 8A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 8A for a more complete understanding of the matters covered by the certification

Item 8B. Other Information.

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

Patrick Higgins

Patrick Higgins is the senior partner in the management firm of Higgins Cohn Brand Management (“HCBM”), a leading consumer products organization that provides strategic operations and sales execution services to consumer brands. HCBM assists businesses more effectively through brand development and market penetration.

Additionally, Mr. Higgins’ extensive experience in brand management within the health and wellness industry will be useful in his new role as Director of the Registrant.

HCBM specializes in complete management of the market for natural and specialty product manufacturers. They offer clients valuable capabilities including: customer service, logistics, warehousing, market research, media services, design services and sales coverage. The core strength of their team, combined with full-range capabilities, provides clients with the strong infrastructure necessary to compete in the natural and specialty product market.

HCBM's team, led by Patrick Higgins, consists of some of the most experienced people in the natural and specialty products industry.

Shannon deDelley

Mr. deDelley founded Windcor Power Systems (Windcor) located in Calgary, Alberta in 2002. Since that time, he has served as Windcor’s President, and is directly responsible for making Windcor a top wind project developer.

Mr. deDelley has negotiated over two thousand megawatts for Windcor projects, bringing projects to the early stages of development. Presently, Windcor has ongoing projects in four Canadian provinces, the Hawaiian Islands and China.

Mr. deDelley assembled Windcor's team that includes developers, legal and financial professionals, investors and other key administrative personnel necessary to successfully execute projects.

Prior to founding Windcor Power Systems in 2002, Mr. deDelley draws on seventeen years of industrial / electrical construction experience having worked as an electrical / industrial supervisor at Shell and Syncrude oil refining systems in the Alberta Tar Sands. During this time, Mr. deDelley was responsible for building and overhauling electrical substations, co-generation facilities, and underground and overhead transmission supplies.

In 2002, Mr. deDelley left the oil industry to form Windcor Power Systems.

David Wing Yiu Cho

David Wing Yiu Cho, a resident of Hong Kong, earned his degree in Building Administration from the South Bank Polytechnic school in London, England in 1977.

Since 2005, Mr. Cho has served as Marketing Director for Asia-Pac Securities Ltd. at their offices in Hong Kong.

From 2001 to 2005, Mr. Cho held the position of Responsible Officer at Hooray Securities Ltd. in their Hong Kong offices. Prior to that, between 1977 and 2001, Mr. Cho was the Dealing Director at On Wah United Securities Company Ltd., also located in Hong Kong.

Mr. CHO is a Professional Member of the Securities Association of China, and has served in this capacity since 2004.

Additionally, Mr. Cho is a member of the Hong Kong Stock Brokers Association, Hong Kong Securities Institute and Hong Kong Securities, memberships which he has all held for over 8 years.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2005, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. This disclosure is based on a review of the forms submitted to the Company during, and with respect to, its fiscal year ended December 31, 2005.

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

Item 10. Executive Compensation.

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the year ended December 31, 2005, respectively, to the Company’s Chief Executive Officer and President during such periods.

Summary Compensation Table

Executive Compensation:

Name and Position	Year	Annual Compensation Salary	Long Term Compensation Awards—Securities Underlying Stock Options
Tammy-Lynn McNabb, President, CEO, CFO & Chairwoman of the Board	2005 2004	US $120,000 US $120,000	0 0

There were no stock options granted or exercised by the named executive directors in 2005.

Employment Agreements

The Registrant has no written employment agreements.

Director Compensation

We do not currently compensate directors in cash for any services provided as a director.

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

Name and Address	Shares Beneficially Owned (1) (2)	Percent of Class
Tammy-Lynn McNabb	11,180,754	24.60743%
CEDE & CO.	28,661,093	63.07945%

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

(2)	The shares referenced herein are as reflected in the records of the Registrant’s transfer agent on December 31, 2005.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibits No. 3.1-3.2 to the Company’s Form 8-K filed on December 2, 2004
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1 32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Filed herewith Filed herewith

(b) Reports on Form 8-K for the year ended December 31, 2005:

•	Form 8-K filed on March 18, 2005;
•	Form 8-K filed on June 3, 2005;
•	Form 8-K filed on August 10, 2005;
•	Form 8-K filed on August 12, 2005;
•	Form 8-K filed on November 8, 2005; and
•	Form 8-k filed on November 18, 2005.

Item 14. Principal Accountant Fees And Services.

Audit Fees.

During the year ended December 31, 2005, the aggregate fees billed or estimated to be billed to us for professional services rendered by our former auditors Peterson Sullivan, PLLC, for the audit of our annual financial statements, review of financial statements included in our quarterly reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $39,907.00. No fees were billed during the year ended December 31, 2005 by our principle auditing firm of Manning Elliott, LLP.

Audit-Related Fees.

During fiscal 2005 and fiscal 2004, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

Tax Fees.

During fiscal 2005 and fiscal 2004, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

All Other Fees.

During fiscal 2005 and fiscal 2004, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

Pre-Approval Policies and Procedures.

The Board of Directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Board has no established policy regarding pre-approval of any audit or permissible non-audit services provided by the independent auditor.

Audit Committee and Other Committees.

As of December 31, 2005, our board of directors had not established an audit committee. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process.

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