Form 10QSB
period 2006-03-31
VITASTI, INC. /DE/
filed 2006-05-22
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

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
Yes   X   No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No   X

As of May 18, 2006, the Registrant had 53,536,494 shares outstanding of its USD $0.0000029 par value common stock.

Quarterly Report on FORM 10-QSB For The Period Ended

March 31, 2006

Table of Contents

Vitasti, Inc.

Page
Part I.
FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheet (Unaudited)

Consolidated Statements of Operations (Unaudited)

Consolidated Statements of Cash Flows (Unaudited)

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis and Plan of Operation

Item 3. Controls and Procedures

Part II.
OTHER INFORMATION:
Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I.

ITEM 1. - Financial Statements

VITASTI, INC.
(Unaudited interim consolidated financial statements)
(Expressed in Canadian dollars)

Index
Consolidated Balance Sheet	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Consolidated Notes to the Financial Statements	F-4

VITASTI, INC.

CONSOLIDATED BALANCE SHEET
As at March 31, 2006
(Expressed in Canadian Dollars)
(unaudited)

ASSETS

Current Assets
	Cash	$ -

Cash		$3,657
Accounts receivable		7,091

Inventory		2,430
Prepaid expenses (Note 3)		125,498

Total current assets		138,676

Property and equipment, net		5,800

Total Assets		$144,476

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable		$27,834

Accrued liabilities (Note 5)		60,640
Due to shareholder		284,902

Total current liabilities		373,376

Contingencies (Note 1)

Stockholders' Deficit

Preferred stock, US$0.0001 par value, 5,000,000 shares authorized, no shares issued or outstanding		-

Common stock, US$0.0000029 par value, 100,000,000 shares authorized, 52,036,494 shares issued and outstanding		180

Additional paid-in capital		5,513,310

Accumulated deficit		(5,742,390)

Total stockholders' deficit		(228,900)

Total liabilities and stockholder's deficit		$144,476

(See Accompanying Notes to the Consolidated Financial Statements)

VITASTI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Expressed in Canadian Dollars)
(unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Revenue	$37,528	$100,486

Cost of sales	8,346	32,454

Gross profit	29,182	68,032

Operating expenses

General and administrative	190,543	334,817

Total operating expenses	190,543	334,817

Net loss	$(161,361)	$(266,785)

Net loss per common share (basic and diluted)	$-	$(0.01)

Weighted average number of common shares outstanding	49,318,716	24,555,230

(See Accompanying Notes to the Consolidated Financial Statements)

VITASTI, INC.

CONSOLIDATED STATEMENTS CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Expressed in Canadian Dollars)
(unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Cash flows from operating activities:

Net loss	$(161,361)	$(266,785)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Loss settlement of debt	-	146,680
Issuance of common stock for services and expenses	113,848	31,719

Changes in operating assets and liabilities:
Accounts receivable	2,382	(110)
Assets of discontinued operations held for sale	-	(145)
Inventory	291	9,208
Prepaid expenses	(59,369)	120
Accounts payable and accrued liabilities	2,991	8,148
Bank overdraft	-	7,966

Net Cash used in operating activities	(101,218)	(63,199)

Cash flows from investing activities:
Proceeds of sale of equipment	4,800	-

Net Cash provided by investing activities	4,800	-

Cash flows from financing activities:
Loans from shareholders, net	99,276	60,353

Net Cash provided by financing activities	99,276	60,353

Change in cash during the period	2,858	(2,846)

Cash, beginning of the period	799	14,768

Cash, end of the period	$3,657	$11,922

Supplemental Disclosures:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:

Issuance of common shares for consulting services	$239,346	$-
Issuance of common shares to settle debt	$-	$170,000
Issuance of common shares to settle convertible promissory note	$-	$218,430

(See Accompanying Notes to the Consolidated Financial Statements)

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Expressed in Canadian Dollars)
(unaudited)

Note 1. Summary of Significant Accounting Policies

Business Operations

Vitasti, Inc. (the "Company"), a Delaware corporation, sells and distributes low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet. The Company is based in Vancouver, Canada.

Going Concern

The Company has incurred significant losses in prior years and has a working capital deficit and an accumulated deficit at March 31, 2006. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Expressed in Canadian Dollars)
(unaudited)

Note 1. Summary of Significant Accounting Policies (continued)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Cash

Cash consists of checking accounts held at financial institutions in the United States and Canada. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents.

Accounts Receivable

Accounts receivable consists of amounts due from customers located in Western Canada. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of March 31, 2006, management believes no allowance for uncollectible accounts is necessary.

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

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Expressed in Canadian Dollars)
(unaudited)

Note 1. Summary of Significant Accounting Policies (continued)

Long-Lived Assets (continued)

Property and equipment on hand as of March 31, 2006 consisted of:

Furniture and fixtures	$3,300
Computer equipment	2,500
$5,800

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

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Expressed in Canadian Dollars)
(unaudited)

Note 1. Summary of Significant Accounting Policies (continued)

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company did not have any unvested stock options or share based payments as of January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Fair Value of Financial Instruments

Financial instruments consist of accounts receivable, accounts payable, accrued liabilities and due to shareholder. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard had no material effect on the Company’s results of operations or financial position.

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Expressed in Canadian Dollars)
(unaudited)

Note 1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. As such, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Note 2. Stock-Based Compensation

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

No stock options were issued to employees or non-employees during the periods ended March 31, 2006 and 2005. The Company had no unvested stock options or share based payments outstanding as of January 1, 2006.

Note 3. Common Shares

During the three months ended March 31, 2006 the Company issued 6,600,000 common shares to consultants for services provided to the Company with a fair value of $178,573. Of this amount, $119,094 has been recorded as prepaid expenses.

VITASTI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Expressed in Canadian Dollars)
(unaudited)

Note 3. Common Shares (continued)

Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price (US Dollars)

Balance, December 31, 2005	391,863	$ 0.15
Exercised during the period	-	$ 0.15
Balance, March 31, 2006	391,863	$ 0.15

	Number of Warrants	Expiry Date

Warrants outstanding, March 31, 2006	391,863	November 30, 2007

Note 4. Related Party Transactions and Balances

a) As at March 31, 2006, the balance due to a shareholder amounted to $284,902. The amount is unsecured, non-interest bearing, and payable on demand.

b) For the three months ended March 31, 2006, the President of the Company is owed $33,000 for management fees.

Note 5. Accrued Liabilities

Accrued liabilities of $60,640 at March 31, 2006 consist of $27,640 of professional fees and $33,000 of management fees.

Note 6. Subsequent Events

a)
On April 11, 2006 the Company signed an Asset Acquisition Agreement (“the Agreement”) to acquire 100% of the assets of an unrelated company. The Agreement is expected to close on or before May 22, 2006. Pursuant to the Agreement the Company is required to issue 11,000,000 restricted common shares of the Company.

b)
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

Since the LCC Transaction effectively constituted a reverse purchase with the management and shareholders of LCC essentially assuming the same positions in Vitasti, reverse purchase accounting principles were utilized by the Company in accounting for that transaction.

FIRST QUARTER HIGHLIGHTS

During the quarter ended March 31, 2006, the Company reported no significant events.

Subsequent to the quarter ended March 31, 2006, the Company reported the following events:

(1)	On April 5, 2006, the Company filed a form 8-K announcing that, Shannon deDelley and David Wing Yiu Cho had been appointed as Directors of the Company.

(2)
On or about April 11, 2006, the Company announced that it has signed an agreement with Welwind Energy International Corporation (WEIC) for 100% of WEIC's assets in exchange for 11,000,000 restricted shares of Vitasti. WEIC was founded in 2005 to build, own and operate wind farms on an international scale. Their current project is to bridge the North America-China link by building wind farms in China beginning along the South China Sea.

Management of both companies took a recent trip to China where two contracts were signed by WEIC with the cities of Yangxi and Zhanjiang in the Province of Guangdong. The signed contracts allow WEIC to build 1000 Megawatts of wind power in Guangdong Province with a 50 year PPA. The EPC contractor, China Machine International Building Corp., has agreed to provide the engineering, procurement and construction on the projects along with performance bonds. The Zhanjiang Project already has 3 years data for the area and WEIC will conduct due diligence with an engineer to verify the information.

Several other Provinces were visited during the trip and various opportunities are currently being considered for additional wind farm development.

(3)
On April 18, 2006, the Company filed a form 8-K announcing that the firm of Armando C. Ibarra, CPA (“Ibarra”) was dismissed as the independent registered public accounting firm and the Registrant’s Board of Directors approved the engagement of Manning Elliott, LLP Chartered Accountants (“ME”) as the Registrant’s independent registered public accounting firm.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Liquidity and Capital Resources.

At March 31, 2006, we had $3,657 in cash and total current assets of $138,676 and our current liabilities are $373,376. We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

At March 31, 2006, the Company had a net cash operating deficit of $101,218. However, the Company was able to fund operations by taking loans from its shareholders totaling $99,276 and the sale of equipment for $4800.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison to Period Ended March 31, 2005

We had $37,528 in sales during the quarter ended March 31, 2006, compared to $100,486 for the period ended March 31, 2005.  We anticipate that increased marketing efforts will generate the required revenues to sustain our anticipated growth. There can be no assurances that this will occur.

General & Administrative expenses incurred during the quarter totaled $190,534. These expenses were incurred primarily for the following reasons:

·	Legal fees of approximately $2,000
·	Accounting, audit and bookkeeping fees totaling approximately $30,996
·	Business consulting fees of $88,755
·	Other expense of $68,783

Similar expenses incurred for the quarter ended March 31, 2005 were $334,817 and were incurred primarily for consulting service, legal and accounting.

Also, there were 6,600,000 newly issued shares for the payment of services during the period ended March 31, 2006, as opposed to 90,000 for services during the period ended March 31, 2005.

We incurred a net loss for the current quarter of $161,361 as compared to a net loss of $266,785 for the comparable prior year period. These losses were attributable to the aforementioned operating expenses.

Plan of Operation for The Next Twelve Months.

During 2005 and to date in 2006, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our business model for project developments in the alternative energy market and continued growth in our health and wellness operations. These milestones include:

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

Our current focus in the alternative energy market will be a primary focus in our business moving forward for 2006. A significant portion of the capital currently available to us and future financings will be for the development and operation of wind farms in China. The company sees additional growth via acquisitions of additional wind farm projects.

Our cash requirements depend on numerous factors, including research and development activities. We expect to devote capital resources to continue our product development and expand manufacturing capacity. For wind energy projects, we will examine growth opportunities, including strategic alliances, and we expect any such activities will be funded from issuance of additional equity or additional borrowings, subject to market and other conditions.

Any additional growth of the company will require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives. From a health food manufacturing standpoint, we expect to launch a series of new product lines within the next 3 months in the Canadian, United States, Korean and Japanese markets. Our relationship with Someo International will allow immediate growth in the Asian markets and we believe that this will represent significant value. We believe that our international sales efforts will succeed based upon the market need, the performance of our products, our competitive pricing, the distribution and marketing channels we are pursuing, and the quality of our professional staff.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the periods covered by this report, we have evaluated, under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Security Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on this evaluation, our management, including our chief executive officer and chief financial officer, have concluded that as of the date of the evaluation our disclosure controls and procedures were not effective due to the material weaknesses described below:.

We were advised by our independent auditors that they identified "material weaknesses" in our internal controls as defined in Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit" ("SAS 60"). The material weaknesses are described below:

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the quarter ended March 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Subsequent to the quarter ended March 31, 2006, by way of press release dated April 11, 2006, the Company announced that it had signed an agreement with Welwind Energy International Corporation (WEIC) for 100% of WEIC's assets in exchange for 11,000,000 restricted shares of Vitasti. Additional information regarding this transaction may be found in the section entitled “First Quarter Highlights” above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on April 5, 2005;
(b)	Form 8-K filed on April 18, 2005

Vitasti, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            /s/ Tammy-Lynn McNabb
_________________________
Date: May 21, 2006         By: Tammy-Lynn McNabb
                                            Its: CEO