Form 10QSB/A
period 2006-03-31
VITASTI, INC. /DE/
filed 2006-05-22
CIK 1052671

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

March 31, 2006

Table of Contents

Vitasti, Inc.

EXPLANATORY NOTE: This Form 10-QSB/A is being filed to correct certain clerical mistakes in the section entitled "Financial Condition and Changes in Financial Condition" on page 6.

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

Management of both companies took a recent trip to China where two contracts were signed by WEIC with the cities of Yangxi and Zhanjiang in the Province of Guangdong. The signed contracts allow WEIC to build 1000 Megawatts of wind power in Guangdong Province with a 50 year Purchase Power Agreement ("PPA"). The EPC contractor, China Machine International Building Corp., has agreed to provide the engineering, procurement and construction on the projects along with performance bonds. The Zhanjiang Project already has 3 years data for the area and WEIC will conduct due diligence with an engineer to verify the information.

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

Liquidity and Capital Resources.

At March 31, 2006, we had $3,657 in cash and total current assets of $138,676 and our current liabilities are $370,376. We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

At March 31, 2006, the Company had a net cash operating deficit of $101,218. However, the Company was able to fund operations by taking loans from its shareholders totaling $99,276 and the sale of equipment for $4,800.

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

General & Administrative expenses incurred during the quarter totaled $190,543. These expenses were incurred primarily for the following reasons:

·	Legal fees of approximately $2,000
·	Accounting, audit and bookkeeping fees totaling approximately $62,995
·	Business consulting fees of $88,935
·	Other expense of $36,613

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

                                                    /s/ Tammy-Lynn McNabb
_________________________
Date: May 22, 2006         By: Tammy-Lynn McNabb
                                            Its: CEO