Form 10QSB
period 2006-06-30
VITASTI, INC. /DE/
filed 2006-08-21
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

000-26673
(Commission File Number)

Vitasti, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0207081
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10-20172 113B Avenue
Maple Ridge, British Columbia
Canada V2X 0Y9
(Address of principal executive offices including zip code)

(604) 460-8487
(Registrant’s telephone number, including area code)

The Company Corporation
2711 Centerville Road, Suite 400 Wilmington, DE 19808
(Name and address of agent for service)

(800) 818-0204
(Telephone Number, including area code, of agent for service)

with a copy to:
SteadyLaw Group, LLP
6151 Fairmount Ave. Ste. 201
San Diego, CA 92120
Telephone (619) 399-3090
Telecopier (619) 330-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No   X

As of August 2, 2006, the Registrant had 69,558,289 shares outstanding of its USD $0.0000029 par value common stock.

Quarterly Report on FORM 10-QSB For The Period Ended

June 30, 2006

Table of Contents

Vitasti, Inc.

		Page
Part I.
FINANCIAL INFORMATION:
	Item 1. Financial Statements:	3
	Consolidated Balance Sheet (Unaudited)	F-1

	Consolidated Statements of Operations (Unaudited)	F-2

	Consolidated Statements of Cash Flows (Unaudited)	F-3

	Notes to Consolidated Financial Statements	F-4

	Item 2. Management's Discussion and Analysis and Plan of Operation	4

	Item 3. Controls and Procedures	7

Part II.
OTHER INFORMATION:
	Item 1. Legal Proceedings	8

	Item 2. Changes in Securities	8

	Item 3. Defaults Upon Senior Securities	8

	Item 4. Submission of Matters to a Vote of Security Holders	8

	Item 5. Other Information	8

	Item 6. Exhibits and Reports on Form 8-K

SIGNATURES		9

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

Vitasti, Inc.

June 30, 2006

Index

Balance Sheet                                                                                        F-1

Statements of Operations                                                                                    F-2

Statements of Cash Flows                                                                                   F-3

Notes to the Financial Statements                                                                             F-4

Vitasti, Inc.
Balance Sheet
(Expressed in Canadian Dollars)
(unaudited)

June 30, 2006 $

ASSETS

Current Assets

Cash	4,451
Accounts receivable	8,978
Inventory	930
Prepaid expenses (Note 5)	394,399

Total Current Assets	408,758

Deposit (Note 7(b))	2,099,206
Property and equipment, net (Note 2 (h))	5,100

Total Assets	2,513,064

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable	51,980
Accrued liabilities (Note 3)	39,731
Due to related parties (Note 4)	444,874

Total Liabilities	536,585

Commitments and Contingencies (Notes 1 and 6)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.0001 par value Issued and outstanding: NIL shares	-

Common Stock:
Authorized: 90,000,000 shares, US$0.0000029 par value Issued and outstanding: 69,213,289 shares	237

Additional paid-in capital	8,464,398

Stock subscriptions receivable	(78,241)

Accumulated deficit	(6,409,915)

Total Stockholders’ Equity	1,976,479

Total Liabilities and Stockholders’ Equity	2,513,064

(The accompanying notes are an integral part of these financial statements)

Vitasti, Inc.
Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

	For the Three Months Ended June 30, 2006 $	For the Three Months Ended June 30, 2005 $	For the Six Months Ended June 30, 2006 $	For the Six Months Ended June 30, 2005 $

Revenue	33,353	86,255	70,881	186,741

Cost of sales	(11,274)	(56,982)	(19,620)	(89,436)

Gross profit	22,079	29,273	51,261	97,305

Operating expenses
General and administrative	595,087	1,738,863	785,630	2,073,680

Loss from continuing operations	573,008	1,709,590	734,369	1,976,375

Other expenses
Loss on settlement of debt	94,517	-	94,517	-
Interest expense	-	-	-	52,068

Loss before discontinued operations	(667,525)	(1,709,590)	(828,886)	(2,028,443)

Discontinued operations
Loss from operations of discontinued segment	-	(3,256)	-	(3,256)

Net loss	(667,525)	(1,712,846)	(828,886)	(2,031,699)

Net loss per common share - basic and fully diluted
Continuing operations	(0.01)	(0.06)	(0.01)	(0.07)
Discontinued operations	-	-	-	-
Net loss per common share	(0.01)	(0.06)	(0.01)	(0.07)

Weighted average number of common shares outstanding	65,486,000	29,558,580	57,447,000	27,070,804

(The accompanying notes are an integral part of these financial statements)

Vitasti, Inc.
Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)

	Six Months Ended June 30, 2006 $	Six Months Ended June 30, 2005 $

Operating activities

Net loss for the period	(828,886)	(2,031,699)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	11,015
Loss from discontinued operations	-	3,256
Loss on settlement of debt	94,517	146,680
Stock-based compensation	434,995	1,667,087

Changes in operating assets and liabilities:
Accounts receivable	495	(4,375)
Notes receivable	-	(9,000)
Inventory	1,791	18,351
Prepaid expenses	(13,170)	(293)
Bank overdraft	-	(2,772)
Accounts payable and accrued liabilities	72,818	56,167

Net cash flows used in operating activities	(237,440)	(145,583)

Investing activities
Proceeds from sale of equipment	5,500	-
Payment on deposit	(78,550)	-
Proceeds from sale of discontinued segment assets	-	25,000

Net cash flows (used in) provided by investing activities	(73,050)	25,000

Financing activities
Proceeds from issuance of common shares	112,892	-
Proceeds from loans from shareholders	201,250	105,927

Net cash flows provided by financing activities	314,142	105,927

Increase (decrease) in cash	3,652	(14,656)

Cash - beginning of period	799	14,768

Cash - end of period	4,451	112

Non-cash investing and financing activities
Issuance of common stock for settlement of debt	103,109	23,320
Issuance of common stock to convert debt	-	218,430

Supplementary disclosures
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

Vitasti, Inc.
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

1. Nature of Operations and Continuance of Business

The Company was incorporated in the state of Delaware on December 18, 1997. The Company (formerly Global Golf Holdings, Inc.) acquired a business on November 23, 2004 and since that date has adopted the business plan of the acquired Company which is to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet. The Company is based in Vancouver, Canada. The Company had also been in the business of marketing, rental, and distribution of golf merchandise until December 31, 2004, when management decided to discontinue the golf line of business. Accordingly, for all periods presented, the golf operations are presented as discontinued operations and the Company has one operating business segment for financial reporting purposes effective as of December 31, 2004.

The Company has incurred significant losses in prior years and has a working capital deficit of $127,827 and an accumulated deficit at June 30, 2006 of $6,409,915. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

a)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in Canadian dollars. The Company’s fiscal year-end is December 31. The Company had a wholly-owned subsidiary, GolfLogix, Inc. which ceased to exist in 2005.

c)	Interim Financial Statements

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

d)	Cash and Cash Equivalents

Cash consists of checking accounts held at financial institutions in the United States and Canada. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents.

e)	Accounts Receivable

Accounts receivable consists of amounts due from customers located in Western Canada. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of June 30, 2006, management believes no allowance for uncollectible accounts is necessary.

f)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Vitasti, Inc.
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

g)	Inventory and Cost of Sales

Inventory consists of health foods and ingredients and is stated at the lower of cost (first-in, first-out method) or market. Shipping and handling costs are included with cost of sales.

h)	Property and Equipment

Equipment is recorded at cost and is depreciated using the declining balance method over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment on hand as of June 30, 2006 consisted of:

Furniture and fixtures	$ 2,600
Computer equipment	2,500
$ 5,100

i)	Long-Lived Assets

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

j)	Foreign Currency Translation

The Company's functional and reporting currency is the Canadian Dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in US Dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

l)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

m)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Vitasti, Inc.
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

n)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company did not have any unvested stock options or share based payments as of January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

o)	Financial Instruments

The fair values of financial instruments including cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued liabilities and due to shareholder were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

p)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

q)	Recent Accounting Pronouncements

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

r)	Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Accrued liabilities

Accrued liabilities at June 30, 2006 consist of $39,731 of professional fees.

Vitasti, Inc.
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

4. Related Party Transactions

a)	As at June 30, 2006, the balance due to a shareholder amounted to $378,283. The amount is unsecured, non-interest bearing, and payable on demand.

b)	As at June 30, 2006, the President of the Company is owed $66,591 for management fees. The amount is unsecured, non-interest bearing, and payable on demand.

c)
On May 25, 2006, the Company issued 500,000 shares of common stock to the spouse of the President of the Company at a price of US$0.17 per share for consulting services valued at $95,413 (US$85,000). At June 30, 2006, $63,608 is included in prepaid expenses. Refer to Note 5(i)

1.  These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

5. Common Stock

a)	On January 11, 2006, the Company issued 200,000 shares of common stock at a price of US$0.0144 per share for consulting services valued at $3,336 (US$2,880).

b)
On January 20, 2006, the Company issued 2,000,000 shares of common stock at a price of US$0.014 per share for consulting services valued at $32,813 (US$28,000). At June 30, 2006, $7,767 is included in prepaid expenses.

c)
On February 15, 2006, the Company issued 4,400,000 shares of common stock at a price of US$0.028 per share for consulting services valued at $142,395 (US$123,200). As at June 30, 2006, $64,725 (US$56,000) is recorded as stock subscriptions receivable, representing the return of 2,000,000 shares of common stock to treasury for cancellation. To date, these shares have not been returned.

d)	On April 5, 2006, the Company issued 38,462 shares of common stock at a price of US$0.182 per share for consulting services valued at $8,555 (US$7,000).

e)
On April 6, 2006, the Company issued 2,000,000 shares of common stock at a price of US$0.12 per share for consulting services valued at $279,096 (US$240,000). At June 30, 2006, $232,580 is included in prepaid expenses.

f)
On April 11, 2006, the Company issued 11,000,000 shares of common stock at a price of US$0.16 per share valued at $2,020,656 (US$1,760,000) pursuant to a Share Exchange Agreement, as described in Note 7.

g)	On April 24, 2006, the Company issued 1,500,000 shares of common stock upon the exercise of 1,500,000 stock purchase warrants at a price of US$0.05 per share for proceeds of $83,192 (US$75,000).

h)
On May 25, 2006, the Company issued 550,000 shares of common stock upon the exercise of 550,000 stock options at a price of US$0.07 per share for proceeds of $43,216 (US$38,500), of which $13,516 is receivable at June 30, 2006.

i)
On May 25, 2006, the Company issued 500,000 shares of common stock to the spouse of the President of the Company at a price of US$0.17 per share for consulting services valued at $95,413 (US$85,000). At June 30, 2006, $63,608 is included in prepaid expenses.

j)
On May 26, 2006, the Company issued 200,000 shares of common stock at a price of US$0.16 per share for consulting services valued at $35,709 (US$32,000). At June 30, 2006, $29,757 is included in prepaid expenses.

k)	On May 26, 2006, the Company issued 53,333 shares of common stock at a price of US$0.15 per share for legal services valued at $8,927 (US$8,000).

l)
On June 12, 2006, the Company issued 500,000 shares of common stock at a price of US$0.10 per share for consulting services valued at $55,335 (US$50,000). At June 30, 2006, $46,113 is included in prepaid expenses.

m)	On June 12, 2006, the Company issued 770,000 shares of common stock at a price of US$0.12 per share in settlement of debt of $8,592 (US$7,700) resulting in a loss on settlement of debt of $94,517.

n)	On June 21, 2006, the Company issued 65,000 shares of common stock at a price of US$0.10 per share for legal services valued at $7,280 (US$6,500).

Vitasti, Inc.
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

5. Common Stock (continued)

Stock Options

On June 23, 2006, the Company adopted a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and non-employees to acquire up to 15,000,000 shares of the Company's common stock. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The stock option plan will expire December 31, 2016.

On May 25, 2006, the Company granted stock options to acquire 550,000 common shares at an exercise price of US$0.07 per share exercisable on or before May 25, 2016. The stock options vested immediately and were exercised on May 25, 2006. Refer to Note 5(h). The fair value for options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of option- 0.05 years; expected volatility - 143%; rate of dividends - 0%; and risk-free rate - 4.80%. The weighted average fair value of stock options granted was $0.08 per share. During the six-month period ended June 30, 2006, the Company recorded stock-based compensation related to this grant of options of $43,025.

Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2005	391,863	US$ 0.15
Granted during the period	1,500,000	US$ 0.05
Exercised during the period	(1,500,000)	US$ 0.05

Balance, June 30, 2006	391,863	US$ 0.15

	Number of Warrants	Expiry Date

Warrants outstanding, June 30, 2006	391,863	November 30, 2007

On April 24, 2006, the Company granted stock purchase warrants to five investors to acquire 1,500,000 common shares at a exercise price of US$0.05 per share exercisable on or before May 2, 2011. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: expected life - 0.05 years; expected volatility - 143%; rate of dividends - 0%; and risk-free rate - 5.00%.The weighted average fair value of stock warrants granted was $0.11 per share. During the six-month period ended June 30, 2006, the Company recorded stock-based compensation of $167,632. On April 24, 2006, the warrants were exercised into 1,500,000 shares of common stock for proceeds of $83,192 (US$75,000).

6.  Commitments

a)
On March 16, 2006, the Company entered into a consulting agreement for the provision of legal services for a twelve month term at US$60,000 per year. On June 21, 2006, the Company issued 65,000 shares of common stock at a price of US$0.10 per share for legal services valued at $7,280 (US$6,500). On May 26, 2006, the Company issued 53,333 shares of common stock at a price of US$0.15 per share for legal services valued at $8,927 (US$8,000).

b)
On April 5, 2006, the Company entered into an agreement for the provision of consulting services for a twelve month term at US$3,500 per month, with the first and last month payment due upon signing of the agreement, and the issuance of US$2,000 in equivalent shares of common stock every quarter. On April 5, 2006, the Company issued 10,989 shares of common stock in consideration of the first quarterly stock instalment with a fair value of $2,444 (US$2,000). In addition, on April 5, 2006, the Company issued 27,473 shares of common stock with a fair value of $6,111 (US$5,000) as a one time fee.

c)
On April 5, 2006, the Company entered into an agreement for the provision of consulting services for a twelve month term at US$240,000 per year. On April 6, 2006, the Company issued 2,000,000 shares of common stock at a price of US$0.12 per share for consulting services valued at $279,096 (US$240,000).

Vitasti, Inc.
Notes to the Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

6.  Commitments (continued)

d)
On April 13, 2006, the Company entered into an agreement with the spouse of the President of the Company for the provision of consulting services for a six month term at US$85,000 over the term of the agreement. On May 25, 2006, the Company issued 500,000 shares of common stock at a price of US$0.17 per share for consulting services valued at $95,413 (US$85,000). At June 30, 2006, $63,608 is recorded as prepaid expense. Refer to Note 5 (i).

e)
On May 22, 2006, the Company entered into an agreement for the provision of consulting services for a six month term at US$32,000 over the term of the agreement. On May 26, 2006, the Company issued 200,000 shares of common stock at a price of US$0.16 per share for consulting services valued at $35,709 (US$32,000). At June 30, 2006, $29,757 is recorded as prepaid expense. Refer to Note 5 (j).

f)
On June 12, 2006, the Company entered into an agreement for the provision of consulting services for a six month term at US$50,000 over the term of the agreement. On June 12, 2006, the Company issued 500,000 shares of common stock at a price of US$0.10 per share for consulting services valued at $55,335 (US$50,000). At June 30, 2006, $46,113 is recorded as prepaid expense. Refer to Note 5 (l).

7. Subsequent Events

a)
On July 17, 2006, the Company entered into a Business Development Agreement with the spouse of the President of the Company to provide consulting services related to future acquisitions and developments over an eighteen month term, for consideration of US$600,000. The fee is to be paid by the issue of 6,000,000 restricted shares of common stock at a price of US$0.10 per share.

b)
On April 11, 2006, the Company entered into an Asset Purchase Agreement, subsequently replaced by a Share Exchange Agreement (the “Agreement”) with Welwind Energy International Corporation (“WEIC”), a private Canadian company, to acquire 100% of the outstanding and issued share capital of WEIC in exchange for 11,000,000 restricted shares of the Company. WEIC was founded in 2005 to build, own and operate wind farms on an international scale. During the period ended June 30, 2006, the Company advanced $78,550 to WEIC as a non-interest bearing loan towards the development of its business. On April 11, 2006, the Company issued 11,000,000 shares of common stock with a fair value of $2,020,656, which are being held in the trust account of WEIC’s legal counsel, pending the closing of the transaction. On August 17, 2006, the transaction closed.

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

SECOND QUARTER HIGHLIGHTS

During the quarter ended June 30, 2006, the Company reported the following events:

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

(4)

On June 15 & 16, 2006, management of WEIC and the company attended the Renewable Energy Finance Asia Conference in Hong Kong. The investment forum brought together International Industry leaders and presented networking discussions from Carbon markets and alternative energy. Investors, Fund managers, Utilities Government, Asian Development Banks, The World Bank and the United Nations (http://www.energyefficiencyasia.org) were among those in attendance, providing experience and perspective to this growing market. The event clearly solidifies the confidence of renewable energy in Asia and provided WEIC with numerous networking opportunities.

WEIC was able to spend one on one time with representatives of the International Finance Corporation/World Bank (http://www.gcgf.org) to discuss international developments and economic growth of the company.

While in China, WEIC formally signed the commitment for a land lease pertaining to the Zhanjiang wind farm. As announced earlier, wind data has already been gathered for this property and build out of the project is now proceeding. The installation of the demonstration turbine is to occur within 90 days and the company being in receipt of concurrent funding.

WEIC plans to build forty-nine (49) megawatts in the first phase of a six hundred (600) megawatt wind farm on this property. Construction will begin with the arrival of one demonstration wind turbine which will produce enough electricity to power more than one thousand (1000) homes. In regards to the Yangxi wind farm project, the base is now complete for the installation of the 100 meter meteorological tower. The data collected over the next year will provide the necessary information required to build out the wind farm. The Yangxi wind farm will start as a 49 megawatt project building out to 400 megawatts.

The Company has not reported any significant events subsequent to the quarter ended June 30, 2006.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Liquidity and Capital Resources.

At June 30, 2006, we had $4,451 in cash and total current assets of $408,758 and our current liabilities are $536,585. We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

At June 30, 2006, the Company had a net cash operating deficit of $237,440. However, the Company was able to fund operations by receiving loans from its shareholders totaling $201,250 and the sale of equipment for $5,500. We also received cash proceeds of $112,892 from the issuance of common stock.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison of Period Ended June 30, 2006 to Period Ended June 30, 2005

We had $33,353 in sales during the three months ended June 30, 2006, compared to $86,255 for the three months ended June 30, 2005.  We anticipate that increased marketing efforts will generate the required revenues to sustain our anticipated growth. There can be no assurances that this will occur.

General and administrative expenses incurred during the three months ended June 30, 2006 totaled $595,087. These expenses were incurred primarily for the following reasons:

·	Accounting, audit and legal fees of approximately $39,951
·	Business consulting fees of $433,859 (including stock-based compensation of $321,147)
·	Other expenses of $121,277

Similar expenses incurred for the quarter ended June 30, 2005 were $1,738,863 and were incurred primarily for consulting service, legal and accounting.

Also, there were 3,356,795 newly issued shares for the payment of services during the three months ended June 30, 2006, as opposed to 9,866,780 shares for services during the three months ended June 30, 2005.

We incurred a net loss for the six month period ended June 30, 2006 of $828,886 as compared to a net loss of $2,031,699 for the comparable prior year period. These losses were attributable to the aforementioned operating expenses.

Plan of Operation for The Next Twelve Months.

During 2005 and to date in 2006, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our business model for project developments in the alternative energy market and continued growth in our health and wellness operations. These milestones include:

•	Development of several private label products currently being sold under the brand name “Carb Craver Alternatives”
•	Successfully launched our line of Amazon Acai Berry Granolas currently for sale in various retail chains including Whole Foods Markets

•	Completed significant research and development paving the way for future leading edge products including the development of a line of nutrition bars
•	Developed a business model to pursue development of wind energy projects in China

As a result of the achievements of these milestone and our ongoing marketing and business development efforts, we have set the ground work for promising results for the organization. While the company works toward building out its wind energy project, our efforts are still aimed toward promoting our products and services that we offer presently. A portion of the capital currently available to us will be used to provide the marketing and business development resources needed to achieve wider distribution and recognition of our products in the global market.

Our current focus in the alternative energy market will be a primary focus in our business moving forward for 2006. A significant portion of the capital currently available to us and future financings will be for the development and operation of wind farms in China. The company sees additional growth via acquisitions of additional wind farm projects.

Our cash requirements depend on numerous factors, including research and development activities. We expect to devote a small amount of capital resources to continue our product development and expand manufacturing capacity. For wind energy projects, we will examine growth opportunities, including strategic alliances, and we expect any such activities will be funded from issuance of additional equity or additional borrowings, subject to market and other conditions.

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

Critical Accounting Policies.

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates

ITEM 3. CONTROLS AND PROCEDURES

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A Common Stock Purchase Warrant (the “Warrant”) issued to Branalex Financial Group in February 2006 for services was exercised. The Warrant was for up to 1,500,000 shares of common stock at an exercise price of $0.05 for a period of five (5) years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended June 30, 2006.  Subsequent to the quarter ended June 30, 2006, the Company filed a Preliminary Schedule 14C on August 16, 2006, which is incorporated by reference herein.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2006, by way of press release dated April 11, 2006, the Company announced that it had signed an agreement with Welwind Energy International Corporation (WEIC) for 100% of WEIC's assets in exchange for 11,000,000 restricted shares of Vitasti. Additional information regarding this transaction may be found in the section entitled “Second Quarter Highlights” above.

The Company and WEIC are in the process of finalizing a Share Exchange Agreement which shall render the prior Asset Purchase Agreement void. The Company will file the appropriate Form 8-K in a timely manner after this Share Exchange Agreement is executed.

On July 17, 2006, the Company entered into a Business Development Agreement (the "BDA") with Larry D. McNabb, the spouse of our President and Chief Executive Officer, Tammy Lynn McNabb, who abstained from participation in the BDA, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The summary description of the BDA that follows is qualified in its entirety by reference to the BDA.

The BDA is for a term of eighteen (18) months commencing on July 17, 2006. Under the terms of the BDA, Mr. McNabb will receive a fee of US$600,000 converted into restricted common shares of the Company at US$0.10 upon the closing of any transaction fully described in the BDA. Specifically, and qualified by the terms of the BDA, Mr. McNabb was engaged, on a non-exclusive basis, to identify merger or acquisition candidates, investors, underwriters, lenders, guarantors and/or similarly situated persons and/or entities interested in providing funds or capital to the Company or affiliates of the Company on terms acceptable to the Company and any third party. The BDA requires that the documents for any transaction triggered by the BDA contain language disclosing the BDA and the amount received by Mr. McNabb.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith
99.1	Common Stock Purchase Warrant	Filed herewith
99.2	Share Exchange Agreement	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on April 5, 2005;
(b)	Form 8-K filed on April 18, 2005;
(c)	Form 8-K filed on July 21, 2006.

Vitasti, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ TAMMY LYNN MCNABB
_________________________
Date: August 18, 2006         By: Tammy-Lynn McNabb
         Its: CEO