Form 10QSB
period 2006-09-30
Welwind Energy International CORP
filed 2006-12-20
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

000-26673
(Commission File Number)

Welwind Energy International Corp.
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
501 W. Broadway, Suite 800
San Diego, CA 92101
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
Yes ____ No   X

As of December 20, 2006, the Registrant had 83,558,583 shares outstanding of its USD $0.001 par value common stock.

Quarterly Report on FORM 10-QSB For The Period Ended
September 30, 2006
Table of Contents
Welwind Energy International Corp.

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

SIGNATURES

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

Welwind Energy International Corporation
(formerly Vitasti, Inc.)

September 30, 2006

Index

Consolidated Balance Sheet                                             F-1

Consolidated Statements of Operations                                                 F-2

Consolidated Statements of Cash Flows                                                F-3

Notes to the Consolidated Financial Statements                                           F-4

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Consolidated Balance Sheet
(Expressed in Canadian Dollars)
(unaudited)

September 30, 2006 $

ASSETS

Current Assets

Cash	421,652
Accounts receivable	14,799
Inventory	5,778
Prepaid expenses (Note 6)	456,763

Total Current Assets	898,992

Property and equipment, net (Note 2 (h))	110,177
Customer relationships (Note 8)	245,016
Goodwill (Note 8)	1,469,171

Total Assets	2,723,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable	103,743
Accrued liabilities (Note 3)	12,000
Due to related parties (Note 4)	528,833

Total Liabilities	644,576

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 73,458,583 shares	81,812

Additional paid-in capital	8,936,402

Stock subscriptions receivable (Note 6(d))	(13,516)

Accumulated other comprehensive income	(894)

Accumulated deficit	(6,936,161)

Total Stockholders’ Equity	2,078,780

Total Liabilities and Stockholders’ Equity	2,723,356

(The accompanying notes are an integral part of these financial statements)

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

	For the Three Months Ended September 30, 2006 $	For the Three Months Ended September 30, 2005 $	For the Nine Months Ended September 30, 2006 $	For the Nine Months Ended September 30, 2005 $

Revenue	33,758	69,671	104,639	256,412

Cost of sales	(1,144)	(39,885)	(20,764)	(129,321)

Gross profit	32,614	29,786	83,875	127,091

Operating expenses
General and administrative	562,647	710,514	1,348,277	2,776,866

Loss from continuing operations	(530,033)	(680,728)	(1,264,402)	2,649,775

Other expenses
(Gain) loss on settlement of debt	(3,785)	-	90,732	-

Loss before discontinued operations	(526,248)	(680,728)	(1,355,134)	(2,649,775)

Discontinued operations
Loss on disposal of assets from discontinued operations	-	-	-	(7,328)
Loss from operations of discontinued segment	-	-	-	(3,256)

Loss from discontinued operations	-	-	-	(10,584)

Net loss	(526,248)	(680,728)	(1,355,134)	(2,660,359)

Other comprehensive income:

Foreign currency translation adjustment	(894)	-	(894)	-

Comprehensive loss	(527,142)	(680,728)	(1,356,028)	(2,660,359)

Net loss per common share - basic and fully diluted
Continuing operations	(0.01)	(0.02)	(0.02)	(0.09)
Discontinued operations	-	-	-	-
Net loss per common share	(0.01)	(0.02)	(0.02)	(0.09)

Weighted average number of common shares outstanding	70,902,000	38,352,226	61,981,000	30,762,788

(The accompanying notes are an integral part of these financial statements)

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)

	Nine Months Ended September 30, 2006 $	Nine Months Ended September 30, 2005 $

Operating activities
Net loss for the period	(1,355,134)	(2,660,359)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	809	10,961
Amortization of debt discount	-	51,445
Loss on settlement of debt	90,732	-
Loss on sale of discontinued operations	-	7,328
Issuance of common stock to settle debt	-	370,430
Stock-based compensation	722,779	2,180,586

Changes in operating assets and liabilities:
Accounts receivable	(5,326)	(8,276)
Inventory	(3,057)	9,113
Prepaid expenses	(6,359)	(298)
Accounts payable and accrued liabilities	31,769	136,224
Due to related parties	49,036	-

Net cash flows (used in) provided by operating activities	(474,751)	97,154

Investing activities
Proceeds from sale of discontinued operations	-	20,000
Proceeds from sale of equipment	5,500	-
Purchase of equipment	(93,562)	-
Cash received upon acquisition of Welwind Energy International Corp.	2,194	-

Net cash flows (used in) provided by investing activities	(85,868)	20,000

Financing activities
Bank overdraft	-	25,377
Conversion of promissory note	-	(262,924)
Settlement of demand loan payable	-	(31,904)
Issuance of note receivable	-	(3,776)
Proceeds from issuance of preferred shares	556,855	-
Proceeds from issuance of common shares	224,263	5,808
Proceeds from loans from shareholders	201,250	135,495

Net cash flows provided by (used in) financing activities	982,368	(131,924)

Effect of foreign exchange rate on cash	(896)	-

Increase (decrease) in cash	420,853	(14,770)

Cash - beginning of period	799	14,770

Cash - end of period	421,652	-

Non-cash investing and financing activities
Issuance of common stock for settlement of debt	103,109	170,000
Issuance of common stock to settle convertible promissory note	-	200,430

Supplementary disclosures
Interest paid	-	23,156
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

1. Nature of Operations and Continuance of Business

The Company was incorporated in the state of Delaware on December 18, 1997. On October 26, 2006 the Company changed its name to Welwind Energy International Corporation. The Company (formerly Global Golf Holdings, Inc.) acquired a business on November 23, 2004 and since that date has adopted the business plan of the acquired Company which is to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet. The Company is based in Vancouver, Canada. The Company had also been in the business of marketing, rental, and distribution of golf merchandise until December 31, 2004, when management decided to discontinue the golf line of business. Accordingly, for all periods presented, the golf operations are presented as discontinued operations.

On August 17, 2006, the Company closed a Share Exchange Agreement (the “Agreement”) with Welwind Energy International Corporation (“WEIC”), a private Canadian company, to acquire 100% of the outstanding and issued share capital of WEIC in exchange for 11,000,000 restricted shares of the Company. WEIC was founded in 2005 to build, own and operate wind farms on an international scale. During the period ended September 30, 2006, the Company advanced $751,776 to WEIC as a non-interest bearing loan towards the development of its business. On June 22, 2006, the Company issued 11,000,000 shares of common stock. Refer to Note 8.

The Company has incurred significant losses in prior years and has an accumulated deficit at September 30, 2006 of $6,936,161. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in Canadian dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Welwind Energy International Corp., incorporated in the Province of Alberta, Canada. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is December 31. The Company had another wholly-owned subsidiary, GolfLogix, Inc. which ceased to exist in 2005.

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

Cash consists of checking accounts held at financial institutions in the United States, Canada, and China. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

e)	Accounts Receivable

Accounts receivable consists of amounts due from customers located in Western Canada. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of September 30, 2006, management believes no allowance for uncollectible accounts is necessary.

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

Equipment is recorded at cost and is depreciated using the declining balance method over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. Costs included in wind equipment are under construction and ill be amortized over their useful life on a straight-line basis once they are put into use.

Property and equipment on hand as of September 30, 2006 consisted of:

	Cost $	Accumulated depreciation $	September 30, 2006 Net carrying value $

Wind equipment under construction	52,584	-	52,584
Automobile	48,762	589	48,173
Computer hardware	2,106	456	1,650
Office furniture and equipment	8,387	617	7,770

	111,839	1,662	110,177

i)	Acquired Goodwill

Goodwill represents the excess of the purchase price of acquired assets over the fair values of the identifiable assets acquired and liabilities assumed. Pursuant to SFAS No. 141, “Business Combinations” the Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition and loss of key personnel. Goodwill is tested for impairment using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is charged to operations.

j)	Customer Relationships

Customer relationships consist of the relationships the Company has attained with the various levels of governments in China, which resulted in the entering of two agreements as noted in Note 7(h) and (i). The Company used the replacement cost approach for accounting for customer relationships. This approach uses an estimate of what a notional purchaser would likely pay for the intangible asset in order to be in the same position of the Company at the date of the closing of the Asset Purchase Agreement described in Note 8. The Company will amortize the carrying value of the customer relationships on a straight-line basis over the remaining estimated useful lives of the wind power plants upon commencement of the commercial production of electricity.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

k)	Long-Lived Assets

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

l)	Foreign Currency Translation

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At September 30, 2006, the exchange rate for one Chinese Renminbi was $0.1411 CAD. For the period from January 1, 2006 to September 30, 2006, the average exchange rate for one Chinese Renminbi was $0.1416 CAD. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

m)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

n)	Basic and Diluted Net Income (Loss) Per Share

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

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the nine month period ended September 30, 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

p)	Stock-based Compensation

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

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

q)	Financial Instruments

The fair values of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and China resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

r)	Income Taxes

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

s)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

s)	Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3. Accrued liabilities

Accrued liabilities at September 30, 2006 consist of $12,000 in consulting fees.

4. Related Party Transactions

a)
As at September 30, 2006, the balance due to related parties amounted to $528,833, which includes $100,208 for management fees owed to the President of the Company. The amount is unsecured, non-interest bearing, and payable on demand.

b)
On May 25, 2006, the Company issued 500,000 shares of common stock to the spouse of the President of the Company at a price of US$0.17 per share for consulting services valued at $95,413 (US$85,000). At September 30, 2006, $15,902 is included in prepaid expenses. Refer to Note 6(j).

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

5. Preferred Stock

The Company entered into a Stock Purchase Agreement dated September 29, 2006, for a private placement consisting of 10,000,000 shares of preferred stock for cash proceeds of $556,855 (US$500,000) and 2,000,000 shares of common stock for cash proceeds of $$111,371 (US$100,000). The Company also granted a 20% interest in its Zhanjiang wind farm project described in Note 7(e). The preferred stock are convertible into common stock on a one share for one share basis one year after the closing of the transaction.

6. Common Stock

a)
On August 3, 2006, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 90,000,000 shares with a par value of $0.0000029 per share to 290,000,000 shares with a par value of $0.001 per share, and a change in the par value of preferred stock from $0.0001 per share to $0.001 per share.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

6. Common Stock (continued)

b)	On April 11, 2006, the Company issued 11,000,000 shares of common stock at a price of US$0.126 per share valued at $1,632,085 pursuant to a Share Exchange Agreement, as described in Note 8.

c)	On April 24, 2006, the Company issued 1,500,000 shares of common stock upon the exercise of 1,500,000 stock purchase warrants at a price of US$0.05 per share for proceeds of $83,192 (US$75,000).

d)
On May 25, 2006, the Company issued 550,000 shares of common stock upon the exercise of 550,000 stock options at a price of US$0.07 per share for proceeds of $43,216 (US$38,500), of which $13,516 is receivable at September 30, 2006.

e)
On May 25, 2006, the Company issued 500,000 shares of common stock to the spouse of the President of the Company at a price of US$0.17 per share for consulting services valued at $95,413 (US$85,000). At September 30, 2006, $15,902 is included in prepaid expenses.

f)	On June 12, 2006, the Company issued 770,000 shares of common stock at a price of US$0.12 per share in settlement of debt of $8,592 (US$7,700) resulting in a loss on settlement of debt of $94,517.

g)
On August 22, 2006, the Company issued 2,000,000 shares of common stock at a price of US$0.056 per share for director’s compensation valued at $124,736 (US$112,000). At September 30, 2006, $119,539 is included in prepaid expenses.

h)	On August 16, 2006, the Company returned to treasury 2,000,000 shares of common stock previously issued in the period, as described in Note 6(l).

i)	On September 12, 2006, the Company issued 294 shares of common stock at a price of US$0.075 as a correction relating to the reverse stock split in a prior fiscal year.

j)	On September 28, 2006, the Company issued 2,000,000 shares of common stock for cash proceeds of $111,371 (US$100,000). Refer to Note 5.

k)	During the nine month period ended September 30, 2006, the Company issued 118,333 shares of common stock for legal services valued at $16,207 (US$14,500).

l)
During the nine month period ended September 30, 2006, the Company issued 11,583,462 shares of common stock for consulting services valued at $782,264 (US$685,130). On August 16, 2006, 2,000,000 shares of common stock valued at $64725 (US$56,000) were returned to treasury for cancellation. At September 30, 2006, $306,387 is included in prepaid expenses.

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

On May 25, 2006, the Company granted stock options to acquire 550,000 common shares at an exercise price of US$0.07 per share exercisable on or before May 25, 2016. The stock options vested immediately and were exercised on May 25, 2006. Refer to Note 6(h). The fair value for options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of option- 0.05 years; expected volatility - 143%; rate of dividends - 0%; and risk-free rate - 4.80%. The weighted average fair value of stock options granted was $0.08 per share. During the nine-month period ended September 30, 2006, the Company recorded stock-based compensation related to this grant of options of $43,025.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

6. Common Stock (continued)

Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2005	391,863	US$ 0.15
Granted during the period	1,500,000	US$ 0.05
Exercised during the period	(1,500,000)	US$ 0.05

Balance, September 30, 2006	391,863	US$ 0.15

	Number of Warrants	Expiry Date

Warrants outstanding, September 30, 2006	391,863	November 30, 2007

On April 24, 2006, the Company granted stock purchase warrants to five investors to acquire 1,500,000 common shares at an exercise price of US$0.05 per share exercisable on or before May 2, 2011. The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: expected life - 0.05 years; expected volatility - 143%; rate of dividends - 0%; and risk-free rate - 5.00%.The weighted average fair value of stock warrants granted was $0.11 per share. During the nine-month period ended September 30, 2006, the Company recorded stock-based compensation of $167,632. On April 24, 2006, the warrants were exercised into 1,500,000 shares of common stock for proceeds of $83,192 (US$75,000).

7.  Commitments

a)
During the period ended September 30, 2006, the Company entered into various consulting agreements for the provision of consulting services for six month and twelve month terms. Monthly fees range from US$3,500 per month to US$20,000 per month. The Company agreed to the issuance of US$2,000 in equivalent shares of common stock every quarter. During the period ended September 30, 2006, the Company issued 38,462 shares of common stock with a fair value of $8,555 (US$7,000).

b)
On March 16, 2006, the Company entered into a consulting agreement for the provision of legal services for a twelve month term at US$60,000 per year. During the period ended September 30, 2006, the Company issued 3,318,333 shares of common stock for legal services valued at $481,760 (US$421,500). At September 30, 2006, $49,226 is recorded as prepaid expense.

c)
On July 17, 2006, the Company entered into a Business Development Agreement with the spouse of the President of the Company to provide consulting services related to future acquisitions and developments over an eighteen month term, for consideration of US$600,000. The fee is to be paid by the issue of 6,000,000 restricted shares of common stock at a price of US$0.10 per share.

d)
The Company entered into an agreement dated January 18, 2006, with the Government of Yang Xi City (“Yang Xi”) for the development of a wind farm producing a total of 400,000 kilowatt (“KW”) per year of electrical power in the next ten years. The Company has 18 months to construct the plant. Yang Xi will assist the Company in securing land, sale price for the electricity, financing and preferential tax treatment. Initially, the Company will be required to prepare a community wind assessment and a feasibility study for approval. Yang Xi can terminate the agreement if the project is not under construction within 24 months of signing the agreement.

e)
The Company entered into an agreement dated March 21, 2006, with the Zhanjiang Foreign Trade & Economic Bureau (“Zhanjiang”) for the development of a wind power generation project in Zhanjiang City in the Guangdong Province. The project is expected to produce 600,000 KW per year, with Phase 1 being 100,000 KW per year. The Company has six months to begin Phase 1 (commenced) or Zhanjiang has the right to terminate the agreement. The Company granted a 20% interest in this project to an investor as described in Note 5.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

8.  Acquisition of subsidiary

On April 11, 2006, the Company entered into an Asset Purchase Agreement, subsequently replaced by a Share Exchange Agreement (the “Agreement”) with Welwind Energy International Corporation (“WEIC”), a private Canadian company, to acquire 100% of the outstanding and issued share capital of WEIC in exchange for 11,000,000 restricted shares of the Company. WEIC was founded in 2005 to build, own and operate wind farms on an international scale. This acquisition has been accounted for using the purchase method and the consolidated financial statements include the results of operations for this business from the date of acquisition. In accordance with SFAS No. 141 “Business Combinations”, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on an independent valuation analysis using estimates and assumptions provided by management, and other information complied by management. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed at least annually for impairment.

During the period ended September 30, 2006, the Company advanced $83,550 to WEIC as a non-interest bearing loan towards the development of its business. On June 22, 2006, the Company issued 11,000,000 shares of common stock, which were being held in the trust account of WEIC’s legal counsel, pending the closing of the transaction. On August 17, 2006, the transaction closed.

The purchase price was allocated to the following assets and liabilities:

Cash	$2,194
Prepaid expenses and deposits	7,172
Property and equipment	12,324
Customer relationships	245,016
Goodwill	1,469,171
Accounts payable, and accrued liabilities	(2,277)
Due to related parties	(101,515)

Paid by issuance of 11,000,000 shares of common stock	$1,632,085

Condensed Balance Sheet:
August 17, 2006 $
Current Assets	9,366
Property and equipment	12,324

Total Assets	21,690

Current Liabilities	103,791

Stockholders’ Deficit	(82,101)

Total Liabilities and Stockholders’ Deficit	21,690

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

8.  Acquisition of subsidiary (continued)

Pro Forma Results (unaudited):

The pro forma data of the Company set forth below gives effect to the purchase transactions completed in fiscal 2006 as if they had occurred at the beginning of fiscal 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company.

January 1, 2006 to September 30,
2006
$

Pro Forma Revenue	104,639

Pro Forma Net Loss	(1,437,235)

Pro Forma Net Loss Per Share - Basic and Diluted	(0.02)

9.  Segment Disclosures

The Company follows the guidance in SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”. Reporting segments are based upon the Company’s internal organization structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The Bakery reporting segment is comprised of the operations of Welwind Energy International Corp. (formerly Vitasti, Inc.). The wind farm reporting segment is comprised of the operations of Welwind Energy International Corp. (Alberta company).

Direct contribution consists of revenues less direct costs. Direct costs include specific costs of revenues, sales and marketing expenses, and general and administrative expenses over which there is direct discretionary control, such as marketing and sales programs, customer support expenses, bank charges and bad debt write-offs. Expenses over which there is no discretionary control, such as site operations costs, product development expenses, and general and administrative cost, are monitored by corporate management and are not evaluated in the measurement of segment performance.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

9.  Segment Disclosures (continued)

Nine-months ended September 30, 2006:
	Bakery $	Wind Farm $	Corporate and Eliminations $	Consolidated $

Revenue	104,639	-	-	104,639

Cost of sales	(20,764)	-	-	(20,764)

Gross profit	83,875	-	-	83,875

Operating expenses
General and administrative	192,349	210,682	945,246	1,348,277

Loss from continuing operations	108,474	210,682	945,246	1,264,402

Other expenses
(Gain) loss on settlement of debt	(3,785)	-	94,517	90,732

Net loss	(104,689)	(210,682)	(1,039,763)	(1,355,134)

Other comprehensive income:

Foreign currency translation adjustment	-	(894)	-	(894)

Comprehensive loss	(104,689)	(211,576)	(1,039,763)	(1,356,028)

The Company’s long-lived assets are allocated as follows:

As at September 30,
2006
$

Bakery	5,100
Wind Farm	1,819,264

Total long-lived assets	1,824,364

All the Company’s long-lived assets are located in Canada and China.

The Company has two geographic business areas: Canada and China. Total revenues in Canada were $104,639 during the nine month period ended September 30, 2006.

Geographic Information:

January 1, 2006 to September 30,
Revenues	2006
$

Canada	104,639
China	-

Total	104,639

10.  Subsequent Events

a)	On October 26, 2006 the Company changed its name to Welwind Energy International Corporation.

b)	On November 28, 2006 the Company closed a private placement for US$1,500,000. Proceeds of the private placement are for the development of the Zhanjiang Wind Farm and the Yangxi Project.

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

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

On April 15, 2004, the Company filed a Form 8-K announcing that due to lack of success in executing the Company’s business plan and considerable under funding of the same, that the Board of Directors had determined that it was no longer viable to continue operations under the current business plan.

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

On April 11, 2006, the Company and Welwind International Energy Corporation, a corporation duly incorporated under the laws of the Province of Alberta, Canada, and the shareholders of Welwind Energy I (the “Shareholders”), entered into a Share Exchange Agreement (the ‘Agreement”). The Agreement was closed on the 17th of August 2006. Per the Agreement, the Company acquired 100% of Welwind Energy International Corporation in exchange for 11,000,000 unregistered shares of Vitasti, which were distributed to the Shareholders as required by the terms of the Agreement. The Shareholders are subject to the resale provisions of Rule 144.

On October 26, 2006, the Company filed in the office of the Secretary of State for the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation, causing the name of the Company to be changed from Vitasti, Inc. to Welwind Energy International Corp. (hereinafter referred to as the “Company” or “WEIC”).

WEIC was founded in 2005 to build, own and operate wind farms on an international scale. Their current project is to bridge the North America-China link by building wind farms in China beginning along the South China Sea. The Company took several trips to China where two contracts were signed by WEIC with the cities of Yangxi and Zhanjiang in the Province of Guangdong. The signed contracts allow WEIC to build 1000 Megawatts of wind power in Guangdong Province with a 50 year Purchase Power Agreement (“PPA”). The engineering, procurement and Construction (EPC) contractor, China Machine International Building Corp., has agreed to provide the engineering, procurement and construction on the projects along with performance bonds.

The Company attended the Renewable Energy Finance Asia Conference in Hong Kong. The investment forum brought together International Industry leaders and presented networking discussions from Carbon markets and alternative energy. Investors, Fund managers, Utilities Government, Asian Development Banks, The World Bank and the United Nations were among those in attendance, providing experience and perspective to this growing market. The event clearly solidifies the confidence of renewable energy in Asia and provided WEIC with numerous networking opportunities.

WEIC was able to spend one on one time with representatives of the International Finance Corporation/World Bank to discuss international developments and economic growth of the company.

While in China, the Company formally signed the commitment for a land lease pertaining to the Zhanjiang wind farm. The Zhanjiang Project already has 3 years data for the area and WEIC has begun conducting due diligence with an engineer to verify the information. The installation of the demonstration turbine is to occur within 90 days and the Company being in receipt of concurrent funding.

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

Concurrently with the development of the wind farm projects, the Company intends to continue to operate the retail bakery and food store and its manufacturing and distribution of specialty health food products.

THIRD QUARTER HIGHLIGHTS

During the quarter ended September 30, 2006, the Company reported the following events:

(1)
On August 21, 2006, the Company filed a form 8-K announcing that, the Company and Welwind Energy International Corporation closed on this date a Share Exchange Agreement whereby the Company acquired 100% of Welwind Energy International Corporation in exchange for 11,000,000 shares of the Company’s unregistered common stock..

(2)
On September 25, 2006, the Company filed its Definitive Information Statement on Schedule 14C,
Whereby the following actions were ratified: (i) the election of 4 directors, (ii) an amendment to the Company’s Certificate of Incorporation changing the Company’s name form Vitasti, Inc. to Welwind Energy International Corp., (iii) an amendment to the Company’s Certificate of Incorporation authorizing the increase of the Company’s authorized stock from 100,000,000 shares to 300,000,000 shares, consisting of 10,000,000 preferred stock and 290,000,000 common stock, and (iv) the appointment of Manning Elliot, LLP as the Company’s independent accounting firm.

Subsequent to the quarter ended September 30, 2006, the Company changed its name and secured financing. Additional information regarding these events is found elsewhere in the quarterly report and is incorporated by reference herein.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Liquidity and Capital Resources.

At September 30, 2006, we had $421,652 in cash and total current assets of $898,992 and our current liabilities are $644,576. We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business. On November 28, 2006, we closed a private placement for US$1,500,000.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

At September 30, 2006, the Company used $474,751 of net cash flows in operating activities. However, the Company was able to fund operations by receiving loans from its shareholders totaling $201,250 and the sale of equipment for $5,500. We also received cash proceeds of $224,263 from the issuance of common stock and $556,855 from the issuance of preferred stock.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison of Period Ended September 30, 2006 to Period Ended September 30, 2005

We had 33,758 in sales during the three months ended September 30, 2006, compared to 69,671 for the three months ended September 30, 2005.  We anticipate that increased marketing efforts will generate the required revenues to sustain our anticipated growth. There can be no assurances that this will occur.

General and administrative expenses incurred during the three months ended September 30, 2006 totaled $562,647. These expenses were incurred primarily for the following reasons:

·	Accounting, audit and legal fees of approximately $38,091
·	Business consulting fees of $465,391(including stock-based compensation of $287,784)
·	Other expenses of $59,165

Similar expenses incurred for the quarter ended September 30, 2005 were $710,514 and were incurred primarily for consulting service, legal and accounting.

Also, there were 4,245,000 newly issued shares for the payment of services during the three months ended September 30, 2006, and 11,583,462 shares issued for services for the nine month period ended September 30, 2006.

We incurred a net loss for the nine month period ended September 30, 2006 of $1,355,134 as compared to a net loss of $2,660,359 for the comparable prior year period. These losses were attributable to the aforementioned operating expenses. The decrease in net loss was a result in the decrease in stock based compensation from $2,180,586 for the nine month period ended September 30, 2005 to $722,779 for the nine month period ended September 30, 2006.

Plan of Operation for The Next Twelve Months.

During 2005 and to date in 2006, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our business model for project developments in the alternative energy market and continued growth in our health and wellness operations. These milestones include:

•
Successfully launched our line of Amazon Acai Berry Granolas currently for sale in various retail chains including Whole Foods Markets and signed a 12,000 lbs contract under private label to a buyer in the United States

•	Completed significant research and development paving the way for future leading edge products including the development of a line of nutrition bars
• • •
Developed a business model to pursue development of wind energy projects in China
Acquired a wind energy company with 90% of our focus now in this sector
Completed 2 financings totaling 2.1M to fund our overseas projects

As a result of the achievements of these milestone and our ongoing marketing and business development efforts, we have set the ground work for promising results for the organization.

Our current focus in the alternative energy market will be a primary focus in our business moving forward for 2006 and 2007. A significant portion of the capital currently available to us and future financings will be for the development and operation of wind farms in China. The company sees additional growth via acquisitions of additional wind farm projects.

Our cash requirements depend on numerous factors, including research and development activities. We will examine growth opportunities, including strategic alliances, and we expect any such activities will be funded from issuance of additional equity or additional borrowings, subject to market and other conditions.

As of December 19, 2006, and as a direct result of the recent financings, we have sufficient cash resources to complete the build out of the first demonstration turbine giving us access to a local powerline and a power purchase agreement (PPA) for the Zhanjiang project. With the interconnect we then have the ability to build out further turbines for the 49 MGW phase one project. A portion of the current funds raised will be designated to the Yangxi project to begin development.

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

If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become “delisted” and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

On November 16, 2005, the Securities and Exchange Commission (SEC) approved the proposed rule change to NASD Rule 6530, also known as the Eligibility Rule. Under the rule change, OTC Bulletin Board (OTCBB) issuers that are cited for filing delinquency three times in a 24-month period and those removed for failure to file two times in a 24-month period will be ineligible for quotation by an NASD member. The new rule will apply to filings for reporting periods ending on and after October 1, 2005.

Since October 1, 2005, the Company has been cited for a filing delinquency two (2) times. If the Company is cited for a filing delinquency for a third time on or before April 20, 2008, then the Company will be ineligible for quotation by an NASD member, which would cause an investor or an existing shareholder to potentially lose all or part of his investment.

Critical Accounting Policies.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations are as follows:

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

Acquired Goodwill

Goodwill represents the excess of the purchase price of acquired assets over the fair values of the identifiable assets acquired and liabilities assumed. Pursuant to SFAS No. 141, “Business Combinations” the Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition and loss of key personnel. Goodwill is tested for impairment using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is charged to operations.

Customer Relationships

Customer relationships consist of the relationships the Company has attained with the various levels of governments in China, which resulted in the entering of two agreements as noted in Note 7(h) and (i). The Company used the replacement cost approach for accounting for customer relationships. This approach uses an estimate of what a notional purchaser would likely pay for the intangible asset in order to be in the same position of the Company at the date of the closing of the Asset Purchase Agreement described in Note 8. The Company will amortize the carrying value of the customer relationships on a straight-line basis over the remaining estimated useful lives of the wind power plants upon commencement of the commercial production of electricity.

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

We were advised by our independent auditors that they identified “material weaknesses” in our internal controls as defined in Statement on Auditing Standards No. 60, “Communication of Internal Control Related Matters Noted in an Audit” (“SAS 60”). The material weaknesses are described below:

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

Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the “SEC”) rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected.

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

None during the quarter ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Definitive Schedule 14C Information Statement filed on September 25, 2006 with the SEC is incorporated by reference.

ITEM 5. OTHER INFORMATION

On October 23, 2006, “Company” closed a $600,000 financing transaction pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), dated September 29, 2006, between the Company and Luo Yizi (the “Buyer”). The following summary description of the Stock Purchase Agreement that follows is qualified in its entirety by reference to the Stock Purchase Agreement, as filed on October 27, 2006, with the SEC on Form 8-K.

In exchange for Buyer’s $600,000 investment, the Buyer received from the Company, as partial consideration for that investment, (i) ten million (10,000,000) shares of the Company’s $.001 par value non voting preferred stock (the “Preferred Shares”) and (ii) two million (2,000,000) shares of the Company’s $.001 par value common stock.

As additional consideration for the investment of the Buyer with and in the Company, the Buyer received from the Company an interest in the Company’s wind project located in China, known as the 49 Megawatt Zhanjiang wind farm (the “Project”), equal to twenty percent (20%) of the Company’s right, title, and interest in and to the Project, on the terms and subject to the conditions specified in the Stock Purchase Agreement.

Pursuant to the Stock Purchase Agreement, the Buyer may convert the Preferred Shares, on a one share for one share basis, to shares of the Company’s $.001 par value common stock on that date which is exactly one year after the date of the closing date of that transaction. The proceeds from the transaction will be used for the development of the Project.

The Company issued those shares to Buyer, a non-U.S. person, pursuant to that exemption from registration as set out in Regulation S of the Securities Act of 1933, as amended (the “Act”). The shares issued to the Buyer were not registered pursuant to the Act, and may not be offered or sold in the United States absent registration, or an applicable exemption from registration, under the Act.

On November 28, 2006, the Company closed a $1,500,000 financing transaction pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), dated November 12, 2006, by and between the Company and Feng Junyi (the “Buyer”).

In exchange for Buyer’s $1,500,000 investment, the Buyer received from the Company, as consideration for that investment, thirty million (30,000,000) shares of the Company’s $.001 par value common stock.

The proceeds from the transaction will be used for the development of the Project.

The Company issued those shares to Buyer, a non-U.S. person, pursuant to that exemption from registration as set out in Regulation S of the Securities Act of 1933, as amended (the “Act”). The shares issued to the Buyer were not registered pursuant to the Act, and may not be offered or sold in the United States absent registration, or an applicable exemption from registration, under the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on August 21, 2006;
(b)	Form 8-K filed on October 27, 2006;
(c)	Form 8-K filed on November 1, 2006.
(d)	Form 8-K filed on December 4, 2006.

Welwind Energy International Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ TAMMY LYNN MCNABB
_________________________
Date: December 20, 2006       By: Tammy-Lynn McNabb
                                                 Its: CEO