Form 10KSB
period 2006-12-31
Welwind Energy International CORP
filed 2007-04-02
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-KSB

o ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number:   000-26673

WELWIND ENERGY INTERNATIONAL CORPORATION
(Name of Small Business Issuer in Its Charter)
Delaware	98-0207081
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

10-20172 113B Avenue
Maple Ridge, British Columbia
Canada V2X 0Y9
(604) 460-8487
 (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	Over-the-Counter Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended December 31, 2006: $135,339.

Number of shares of the registrant’s common stock outstanding as of March 29, 2007 was: 143,296,697.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE
None

Welwind Energy International Corporation

Forward-Looking Statements		Page
PART I
Item 1.	Description of Business	5
	The Company
	Our Strategy
	Competition
	Trademarks
	Government Regulation
	Employees
	Available Information
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	12
Item 6.	Management’s Discussion and Analysis or Plan of Operation	13
Item 7.	Financial Statements	21
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	40
Item 8A.	Controls and Procedures	40
Item 8B.	Other Information	40
PART III
Item 9.	Directors, Executive Officers and Corporate Governance	40
Item 10.	Executive Compensation	43
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45
Item 12.	Certain Relationships and Related Transactions	46
Item 13.	Exhibits	46
Item 14.	Principal Accountant Fees and Services	47

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

·	The availability and adequacy of our cash flow to meet our requirements;

·	Economic, competitive, demographic, business and other conditions in our local and regional markets;

·	Changes or developments in laws, regulations or taxes in our industry;

·	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

·	Competition in our industry;

·	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

·	Changes in our business strategy, capital improvements or development plans;

·	The availability of additional capital to support capital improvements and development; and

·	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “WEIC,” “we,” “us” and “our” are references to the pre-acquisition business of Vitasti, Inc. and post-acquisition business of Welwind Energy International Corporation.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America and all other references to “$” refer to the legal currency of Canada.

PART I

Item 1.    Business
Overview
We see wind power becoming an efficient power source globally. Welwind’s current projects focus is in the wind energy sector with future renewable energy applications under consideration. Renewable energy is power that comes from renewable resources such as the sun, wind and organic matter. These resources are constantly replenished by nature and are a cleaner source of energy. Welwind’s goal is to add more renewable energy globally, resulting in cleaner air and a more stable energy supply for our future.
Welwind Energy International was founded to build, own and operate wind farms on an international scale. Our current project focus is to bridge the North America-China link by building wind farms in China. Concurrently with the development of the wind farm projects, the Company intends to continue to operate the retail bakery and food store and its manufacturing and distribution of specialty health food products.

Our Corporate History

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

The Acquisition of Welwind Energy International Corporation.

On April 11, 2006, the Company and Welwind Energy International Corporation, a corporation duly incorporated under the laws of the Province of Alberta, Canada, and the shareholders of Welwind Energy International Corporation (the “Shareholders”), entered into a Share Exchange Agreement (the ‘Agreement”). The Agreement was closed on the 17th of August 2006. Per the Agreement, the Company acquired 100% of Welwind Energy International Corporation in exchange for 11,000,000 unregistered shares of Vitasti, which were distributed to the Shareholders as required by the terms of the Agreement. The Shareholders are subject to the resale provisions of Rule 144.

On October 26, 2006, the Company filed in the office of the Secretary of State for the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation, causing the name of the Company to be changed from Vitasti, Inc. to Welwind Energy International Corp.

WEIC was founded in 2005 to build, own and operate wind farms on an international scale. Their current project is to bridge the North America-China link by building wind farms in China beginning along the South China Sea. The Company took several trips to China where two contracts were signed with the cities of Yangxi and Zhanjiang in the Province of Guangdong. The signed contracts allow the Company to build up to 1000 Megawatts (“MW”) of wind power in GuangdongProvince. The company has also been in negotiations for a 50 year purchase price agreement (“PPA”) as well.  The engineering, procurement and Construction (EPC) contractor, China Machine International Building Corp., has agreed to provide the engineering, procurement and construction on the projects along with performance bonds.

Representatives of the Company attended the Renewable Energy Finance Asia Conference in Hong Kong. The investment forum brought together International Industry leaders and presented networking discussions from Carbon markets and alternative energy. Investors, Fund managers, Utilities Government, Asian Development Banks, The World Bank and the United Nations were among those in attendance, providing experience and perspective to this growing market. The event clearly solidifies the confidence of renewable energy in Asia and provided us with numerous networking opportunities.

We were able to spend one on one time with representatives of the International Finance Corporation/World Bank to discuss international developments and economic growth of the company.

While in China, the Company formally signed the commitment for a land lease pertaining to the Zhanjiang wind farm. We plan to build forty-nine (49) MW in the first phase of a six hundred (600) MW wind farm on this property.

In regards to the Yangxi wind farm project, the base is complete and the installation of the 100 meter meteorological tower took place in June of 2006. The data collected over the next year will provide the necessary information required to build out the wind farm. The Yangxi wind farm will start as a 49 MW project building out to 400 MWs.

Product

The Zhanjiang Project

The Zhanjiang Project will see the instillation of a six hundred (600) MW wind farm on the subject property.  We recently announced that through a cooperative agreement with Guangzhou Engga Wind Energy Co. Ltd (“Engga”) that the first turbine produced by Engga for the Company rolled-off the production line in February 2007. This turbine will be the first installed turbine for the Zhanjiang Project, during this Phase 1, the Company plans to build forty-nine (49) MWs.  The Company has constructed the base for the first turbine and expects that the first turbine will be installed on the Zhanjiang Project sometime in April of 2007 once curing is complete. The first turbine installed is expected to generate enough power to supply electricity for up to 1000 homes in the region.

Supply

The Company and Guangzhou Engga Wind Energy Co. Ltd. (“ENGGA”) announced a cooperative relationship where by the Company and ENGGA will work together on the technology and future supply of all Welwind turbines. The agreement gives Welwind priority for all turbines to be manufactured by ENGGA. ENGGA is the sino-joint enterprise with the shareholders by Britain ENGGA Power Generator Co., Ltd. and Hong Kong ENGGA Investment Co., Ltd. with the registered capital reaching RMB30 million and specializing in making, selling and installing wind power generation equipments, as well as selling parts of wind power generation equipments.

Our Strategy

During 2006, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our business model for project developments in the alternative energy market and continued growth in our health and wellness operations.

These milestones include:

·         Development of several private label products currently being sold under the brand name “Carb Craver Alternatives”
·         Successfully launched our line of Amazon Acai Berry Granolas currently for sale in various retail chains including Whole Foods Markets

·         Completed significant research and development paving the way for future leading edge products including the development of a line of nutrition bars
·         Developed a business model to pursue development of wind energy projects internationally
·         Acquired our first wind energy development company through the acquisition of Welwind Energy International Corporation in August 2007

As a result of the achievements of these milestone and our ongoing marketing and business development efforts, we have set the ground work for promising results for the organization.  Our current focus in the alternative energy market will be our primary focus in our business moving forward for 2007. The capital currently available to us and future financings will be for the development and operation of wind farms in China and continued expansion of wind projects globally. The company sees additional growth via acquisitions of additional wind farm projects.

Our Industry

On February 2, 2007, the Global Wind Energy Council (“GWEC”) announced that the wind energy markets around the world exceeded expectations in 2006. GWEC is the industry's global trade organization, with a combined membership of over 1,500 organizations involved in hardware manufacture, project development, power generation, finance and consultancy, as well as researchers, academics and associations. More information can be viewed on their web site which is www.gwec.org and it contains much information on the industry and its markets.

The GWEC report further states that in terms of economic value, the wind energy sector has now become firmly installed as one of the important players in the energy markets, with the total value of new generating equipment installed in 2006 reaching €18 billion, or USD$23 billion.  Outside of Europe, Asia has experienced the largest growth in the industry, in 2006 the continent accounted for 24% of new instillations of wind power facilities.

Specifically, according to the GWEC release, China more than doubled its total installed capacity by installing 1,347 MW of wind energy in 2006, a 70% increase from last year’s figure. This brings China up to 2,604 MW of capacity, making it the sixth largest market worldwide. The Chinese market was boosted by the country’s new Renewable Energy Law, which entered into force on 1 January 2006.

Wind Energy Industry Participants

As wind energy technology gains wider acceptance, competition may increase as large, well-capitalized companies enter the business. As previously stated, wind energy is the fastest growing source of energy worldwide for three consecutive years. Energy companies such as British Petroleum, Shell Oil Company’s Wind Energy arm, Siemens and other major companies in the energy sector, see opportunities in wind power development.  Additionally, there are many smaller companies that are seeking out opportunities in the wind energy sector.

In some cases, competitors may have longer operating histories, more customers, greater financial strength, more name recognition, and larger technical staffs.  These competitors may be able to more readily identify and acquire suitable locations to exploit the growth in the wind energy sector more easily because of their financial resources and awareness in the market. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies.

Distribution

The Company continually analyzes population growth and both national and international economic factor, in determining energy demands in identified areas. Should the Company make the determination and successfully identify suitable property or properties, the Company would test the site to determine whether sufficient wind energy resources are available to effectively and efficiently displace current electricity sources, thus reducing pollution from fossil fuel. Upon completion of the analysis, the Company would attempt, if conditions were favorable, to obtain land right and apply for permits to install and operate a wind power generating plant.

Trademarks

The Company currently holds no Trademarks.

Governmental Regulation

We do not use, generate or discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. However, we are subject to a variety of foreign, federal, state and local governmental regulations. At this time, we believe that we have all permits necessary to conduct our business.

We are not aware of any environmental investigation, proceeding or action by foreign, federal or state agencies involving our current facilities or operations. If we fail to comply with present or future environmental regulations, we could be subject to fines, suspension of production or a cessation of operations. Any failure by us to adequately comply with existing and future regulations could subject us to financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Employees

As of March 29, 2007, we had 5 full-time and 1 part-time employee.

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

Risk Factors

Cautionary Statement on Forward-Looking Statements

We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our 2006 Annual Report, in this Annual Report on Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

Some forward-looking statements that we make in our 2006 Annual Report, in this Annual Report on Form 10-K and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

Going Concern

Our auditors have expressed substantial doubt about our ability to continue as a going concern, which may result in the loss of your entire investment. If we discontinue operations, you will lose your entire investment.

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

Uncertainty of commercial success may affect our ability to remain in business

With respect to our revenue and profitability prospects, we may not be able to achieve commercial success with our operations. Furthermore, our industry is characterized by rapid change and growth. Accordingly, we may not be able to keep up with the pace of change or fund its growth. If we fail to achieve commercial success, we will continue to suffer net losses and we will have to go out of business.

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

Risks Relating to Our Common Stock

Due to the fact that our common stock is listed on the NASD OTC Bulletin Board, there can be no assurance that a regular trading market for our common stock will ever be developed. As such, the investors must be able to bear the financial risk of losing their entire investment. Our common stock is listed on the NASD OTC Bulletin Board under the trading symbol “WWEI.” From time to time, the Company’s trading activity is volatile and subject to rapid changes in both trading volume and trading price. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Lack of dividends may affect the value of your investment when compared to comparable stock, which does pay a dividend

We have never paid a cash dividend on our common stock. We are not obligated to pay a dividend on our common stock and do not anticipate payment of any dividends for the foreseeable future.. The value of your stock may be reduced in that prospective buyers may prefer a stock which does pay a dividend.

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

Available Information
We file electronically with the Securities and Exchange Commission our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.
Item 2.    Properties
We are located at 10-20172 113B Avenue Maple Ridge, British ColumbiaCanadaV2X 0Y9. Our telephone number is (604) 460-8487. We rent, on a monthly basis, approximately 1915 square feet of industrial/office space for $1,830 per month, approximately 600 square feet of office space in China for approximately $1000 per month and manufacturing space of approximately 1500 square feet for $1,920 per month. Collectively, all of the space we lease is utilized for retail sales as offices and for production purposes. It is our belief that the various spaces are adequate for our immediate needs. Additional space may be required as we expand our windfarm activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3.    Legal Proceedings

We are not currently involved in any legal proceedings

Item 4.    Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5.          Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PriceRange of Our Common Stock
Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on February 24, 2003.  Prior to November 01, 2006, our trading symbol was “VITS.” On November 01, 2006, to reflect our new name, our trading symbol was changed to “WWEI”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from February 1, 2004 through December 31, 2006.
	Bid
	High	Low
2004 Fiscal Year
Feb - Mar 2004	$10.20	$4.08
Apr - June 2004	$5.10	$0.68
July - Sept 2004	$1.36	$0.34
Sept - Dec 2004	$0.59	$0.20
2005 Fiscal Year
Jan - March 2005	$0.71	$0.16
Apr - June 2005	$0.19	$0.07
July - Sept 2005	$0.12	$0.045
Oct – Dec 2005	$0.078	$0.017
2006 Fiscal Year
Jan - Mar 2006	$0.20	$0.01
Apr - June 2006	$0.19	$0.09
July - Sept 2006	$0.11	$0.05
Oct – Dec 2006	$0.13	$0.06

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.
These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.
Holders

As of March 28, 2007, there were approximately 124 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock or preferred stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock or preferred will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock or preferred stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 23, 2006, the board of directors adopted the 2006 Stock Incentive Plan or the 2006 Plan. The 2006 Plan reserves 20,000,000 shares of our common stock for issuance in connection with stock options, stock awards and other equity-based awards to be granted under the 2006 Plan.

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended December 31, 2006.

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

Historical Background and Overview

Overview
We see wind power becoming an efficient power source globally. Welwind’s current projects focus is in the wind energy sector with future renewable energy applications under consideration. Renewable energy is power that comes from renewable resources such as the sun, wind and organic matter. These resources are constantly replenished by nature and are a cleaner source of energy. Welwind’s goal is to add more renewable energy globally, resulting in cleaner air and a more stable energy supply for our future.
The worldwide demand for electricity is ever growing. At Welwind Energy International Corp. we are committed to providing the best resource option available for renewable energy, protecting our environment, empowering communities, bolstering local economies and respecting the rights of future generations.

Welwind Energy International was founded to build, own and operate wind farms on an international scale. Our goal is to become a leading provider of clean energy products for the residential, business and governmental consumer.

Our commitment to our investors is to provide an ethical investment opportunity.

Our Corporate  History

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

The Acquisition of Welwind Energy International Corporation.

On April 11, 2006, the Company and Welwind Energy International Corporation, a corporation duly incorporated under the laws of the Province of Alberta, Canada, and the shareholders of Welwind Energy International Corporation (the “Shareholders”), entered into a Share Exchange Agreement (the ‘Agreement”). The Agreement was closed on the 17th of August 2006. Per the Agreement, the Company acquired 100% of Welwind Energy International Corporation in exchange for 11,000,000 unregistered shares of Vitasti, which were distributed to the Shareholders as required by the terms of the Agreement. The Shareholders are subject to the resale provisions of Rule 144.

On October 26, 2006, the Company filed in the office of the Secretary of State for the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation, causing the name of the Company to be changed from Vitasti, Inc. to Welwind Energy International Corp.

WEIC was founded in 2005 to build, own and operate wind farms on an international scale. Their current project is to bridge the North America-China link by building wind farms in China beginning along the South China Sea. The Company took several trips to China where two contracts were signed with the cities of Yangxi and Zhanjiang in the Province of Guangdong. The signed contracts allow the Company to build up to 1000 Megawatts (“MW”) of wind power in GuangdongProvince. The company has also be in negotiations for a 50 year purchase price agreement (“PPA”) as well.  The engineering, procurement and Construction (EPC) contractor, China Machine International Building Corp., has agreed to provide the engineering, procurement and construction on the projects along with performance bonds.

Representatives of the Company attended the Renewable Energy Finance Asia Conference in Hong Kong. The investment forum brought together International Industry leaders and presented networking discussions from Carbon markets and alternative energy. Investors, Fund managers, Utilities Government, Asian Development Banks, The World Bank and the United Nations were among those in attendance, providing experience and perspective to this growing market. The event clearly solidifies the confidence of renewable energy in Asia and provided us with numerous networking opportunities.

We were able to spend one on one time with representatives of the International Finance Corporation/World Bank to discuss international developments and economic growth of the company.

While in China, the Company formally signed the commitment for a land lease pertaining to the Zhanjiang wind farm. We plan to build forty-nine (49) MW in the first phase of a six hundred (600) MW wind farm on this property.

In regards to the Yangxi wind farm project, the base is complete and the installation of the 100 meter meteorological tower took place in June of 2006. The data collected over the next year will provide the necessary information required to build out the wind farm. The Yangxi wind farm will start as a 49 MW project building out to 400 MWs.

Product

The Zhanjiang Project

The Zhanjiang Project will see the instillation of a six hundred (600) MW wind farm on the subject property.  We recently announced that through a cooperative agreement with Guangzhou Engga Wind Energy Co. Ltd (“Engga”) that the first turbine produced by Engga for the Company rolled-off the production line in February 2007. This turbine will be the first installed turbine for the Zhanjiang Project, during this Phase 1, the Company plans to build forty-nine (49) MWs.  The Company has constructed the base for the first turbine and expects that the first turbine will be installed on the Zhanjiang Project sometime in April of 2007 once curing is complete. The first turbine installed is expected to generate enough power to supply electricity for up to 1000 homes in the region.

Supply

The Company and Guangzhou Engga Wind Energy Co. Ltd. (“ENGGA”) announced a cooperative relationship where by the Company and ENGGA will work together on the technology and future supply of all Welwind turbines. The agreement gives Welwind priority for all turbines to be manufactured by ENGGA. ENGGA is the sino-joint enterprise with the shareholders by Britain ENGGA Power Generator Co., Ltd. and Hong Kong ENGGA Investment Co., Ltd. with the registered capital reaching RMB30 million and specializing in making, selling and installing wind power generation equipments, as well as selling parts of wind power generation equipments.

Our Strategy

During 2006, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our business model for project developments in the alternative energy market and continued growth in our health and wellness operations.

These milestones include:

·         Development of several private label products currently being sold under the brand name “Carb Craver Alternatives”
·         Successfully launched our line of Amazon Acai Berry Granolas currently for sale in various retail chains including Whole Foods Markets

·         Completed significant research and development paving the way for future leading edge products including the development of a line of nutrition bars
·         Developed a business model to pursue development of wind energy projects internationally
·         Acquired our first wind energy development company through the acquisition of Welwind Energy International Corporation in August 2007

As a result of the achievements of these milestone and our ongoing marketing and business development efforts, we have set the ground work for promising results for the organization.  Our current focus in the alternative energy market will be our primary focus in our business moving forward for 2007. The capital currently available to us and future financings will be for the development and operation of wind farms in China and continued expansion of wind projects globally. The company sees additional growth via acquisitions of additional wind farm projects.

Results of Operations
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
The following table summarizes the Company’s results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Year Ended December 31,	2006 Increase (Decrease) from Prior Year		2005 Increase (Decrease) from Prior Year
	$	%	$	%
Sales	135,339	(55.34)%	303,073	(68.24)%
Gross Profit	98,482	(30.30)%	141,289	(72.55)%
Operating Expense	2,500,102	(5.78)%	2,653,403	(14.05)%
Income From Operations	(2,401,620)	(4.40)%	(2,512,114)	(2.35)%
Other Income (Expenses)	(91,732)	(65.67)%	(267,195)	43.64%
Net Income	(2,493,352)	(10.54)%	(2,787,062)	1.03%

Revenues
Revenues for the year ended December 31, 2006 were $135,339, an decrease of 55.34% from $303,073 for 2005. Our decrease in revenues was primarily attributable to...

General and Administrative Expenses

General and Administrative expenses in 2006 decreased by 5.78% to $2,500,102 from $2,653,403 in 2005. The decrease of general and administrative expenses was mainly attributable to the closing of a retail store located in North Vancouver, BC, Canada, midway through 2006, which resulted in lower overhead costs.  Also, the Company’s head office has moved to Maple Ridge, BC, which has also resulted in lower overhead costs.

Net Income

Net loss in 2006 was $2,493,352, a decrease of $293,710 or 10.54% from $2,787,062. The decrease is largely due to lower general and administrative expenses and also the Company incurred a loss on debt settlement of $201,038 in the prior year

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had $603,182 in cash and total current assets of $2,050,351 and our current liabilities are $775,677. We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business. On November 28, 2006, we closed a private placement for USD$1,500,000.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

At December 31, 2006, the Company used $560,055 of net cash flows in operating activities. However, the Company was able to fund operations by receiving cash proceeds of $804,875 from the issuance of common stock and $556,855 from the issuance of preferred stock.

Uses of Liquidity

The Company's cash requirements through the end of fiscal 2007 are primarily to fund operations and to complete the wind farm projects in China.

Sources of Liquidity

The Company’s primary source of liquidity for its short-term cash needs is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. The Company believes that will be able to borrow additional funds if needed.
The Company believes its cash flow from operations together with its cash and cash equivalents currently on hand will be sufficient to meet its working capital, capital expenditure and other commitments through December 2006. For its long-term cash needs, the Company is currently considering a number of different financing opportunities including debt and equity financing. Adequate funds may not be available on terms acceptable to it. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, the Company will develop or enhance its products or services and expand its business funded by its own operation cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured.

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

Customer Relationships

Customer relationships consist of the relationships the Company has attained with the various levels of governments in China, which resulted in the entering of two agreements. The Company used the replacement cost approach for accounting for customer relationships. This approach uses an estimate of what a notional purchaser would likely pay for the intangible asset in order to be in the same position of the Company at the date of the closing of the Asset Purchase Agreement. The Company will amortize the carrying value of the customer relationships on a straight-line basis over the remaining estimated useful lives of the wind power plants upon commencement of the commercial production of electricity.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.
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

The Department of Corporation Finance in its advisory letter titled International Financial Reporting and Disclosure Issues, dated May 1, 2001 has stated, “Regulation S-X presumes that a US-incorporated registrant will present its financial statements in US dollars. In rare instances, the staff has not objected to the use of a different reporting currency. Those instances have been limited to situations where the US-incorporated registrant had little or no assets and operations in the US, substantially all the operations were conducted in a single functional currency other than the US dollar, and the reporting currency selected was the same as the functional currency. In these circumstances, reporting in the foreign currency would produce little or no foreign currency translation effects under FASB Statement No. 52.”

First, the Company has its only facilities located Canada, and therefore has no assets or operations in the US. Second, all operations of the Company are conducted only in Canadian currency. Third, the reporting currency is in Canadian dollars which is the same currency that all operations were conducted in. Therefore, reporting in Canadian dollars would produce little or no foreign currency translation effects under FASB Statement No. 52.

Item 7.    Financial Statements

Welwind Energy International Corporation
(formerly Vitasti, Inc.)

December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Welwind Energy International Corporation
(formerly Vitasti Inc.)

We have audited the accompanying consolidated balance sheets of Welwind Energy International Corporation (formerly Vitasti Inc.) as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Welwind Energy International Corporation (formerly Vitasti Inc.) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses. The Company will need additional equity/debt financing to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
March 16, 2007

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

	December 31, 2006 $	December 31, 2005 $

ASSETS

Current Assets

Cash	603,182	799
Accounts receivable	14,115	9,473
Inventory	15,424	2,721
Prepaid expenses (Note 6)	1,417,630	1,404

Total Current Assets	2,050,351	14,397

Property and equipment, net (Note 2 (g))	215,304	10,600
Customer relationships (Note 8)	245,016	-
Goodwill (Note 8)	1,469,171	-

Total Assets	3,979,842	24,997

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable	130,026	85,483
Accrued liabilities (Note 3)	47,453	-
Due to related parties (Note 4)	598,198	185,626

Total Liabilities	775,677	271,109

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity (Deficit)

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2005 - None issued and outstanding)	11,137	-

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 128,583,583 shares (2005 - 45,436,494 issued and outstanding)	144,875	49,893

Additional paid-in capital	12,275,033	5,285,024

Stock subscriptions receivable (Notes 6(d) and (m))	(1,151,605)	-

Accumulated other comprehensive loss	(894)	-

Accumulated deficit	(8,074,381)	(5,581,029)

Total Stockholders’ Equity (Deficit)	3,204,165	(246,112)

Total Liabilities and Stockholders’ Equity (Deficit)	3,979,842	24,997

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Consolidated Statements of Operations
(Expressed in Canadian Dollars)

	For the Year Ended December 31, 2006 $	For the Year Ended December 31, 2005 $

Revenue	135,339	303,073

Cost of sales	(36,857)	(161,784)

Gross profit	98,482	141,289

Operating expenses
General and administrative	2,500,102	2,653,403

Loss from continuing operations	(2,401,620)	(2,512,114)

Other expenses
Loss on settlement of debt	(90,732)	(201,038)
Loss on disposal of property and equipment	(1,000)	(66,157)

Loss before discontinued operations	(2,493,352)	(2,779,309)

Discontinued operations
Loss on disposal of assets from discontinued operations (Note 11)	-	(7,753)

Net loss	(2,493,352)	(2,787,062)

Other comprehensive loss:

Foreign currency translation adjustment	(894)	-

Comprehensive loss	(2,494,246)	(2,787,062)

Net loss per common share - basic and diluted
Continuing operations	(0.03)	(0.08)
Discontinued operations	-	-
Net loss per common share	(0.03)	(0.08)

Weighted average number of common shares outstanding	71,309,000	29,648,000

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

	Year Ended December 31, 2006 $	Year Ended December 31, 2005 $

Operating activities
Net loss for the year	(2,493,352)	(2,787,062)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,212	19,931
Loss on settlement of debt	90,732	201,038
Loss on disposal of property and equipment	1,000	66,157
Loss on sale of discontinued operations	-	7,753
Stock-based compensation	1,443,987	2,324,262

Changes in operating assets and liabilities:
Bank overdraft	-	(6,486)
Accounts receivable	(4,643)	(6,687)
Inventory	(12,703)	26,938
Prepaid expenses	(5,440)	12,265
Accounts payable and accrued liabilities	93,503	(28,093)
Due to related parties	319,649	-

Net cash flows used in operating activities	(560,055)	(169,984)

Investing activities
Proceeds from sale of discontinued operations	-	20,000
Proceeds from sale (purchase) of equipment	(200,592)	2,000
Cash received upon acquisition of Welwind Energy International Corp.	2,194	-

Net cash flows (used in) provided by investing activities	(198,398)	22,000

Financing activities
Settlement of demand loan payable	-	(31,904)
Proceeds from issuance of preferred shares	556,855	-
Proceeds from issuance of common shares	804,875	5,840
Proceeds from loans from shareholders	-	160,077

Net cash flows provided by financing activities	1,361,730	134,013

Effect of foreign exchange rate on cash	(894)	-

Increase (decrease) in cash	602,383	(13,971)

Cash - beginning of year	799	14,770

Cash - end of year	603,182	799

Non-cash investing and financing activities
Issuance of common stock for finders’ fees	1,188,001	-
Issuance of common stock for settlement of debt	103,109	170,000
Issuance of common stock to settle convertible promissory note	-	265,837

Supplementary disclosures
Interest paid	-	23,156
Income taxes paid	-	-

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the year ended December 31, 2006
(Expressed in Canadian Dollars)

										Accumulated
	Preferred Stock		Common Stock		Common Stock Subscribed		Additional Paid-in Capital	Stock subscriptions receivable	Accumulated Deficit	Other Comprehensive Income	Total
	# of shares	Amount	# of shares	Amount	# of shares	Amount

Balance, December 31, 2004	-	-	8,116,801	$ 8,915	14,743,199	$ 16,188	$ 2,543,875	$ -	$ (2,793,967)	$ -	$ (224,989)

Issuance of common stock subscribed		-	14,743,199	16,188	(14,743,199)	(16,188)	-	-	-	-	-

Common stock issued for conversion of debt	-	-	1,695,452	1,862	-	-	263,975	-	-	-	265,837

Adjustment for fractional shares resulting from stock split	-	-	156	-	-	-	-	-	-	-	-

Common stock issued for settlement of debt	-	-	250,000	275	-	-	169,725	-	-	-	170,000

Common stock issued on exercise of warrants	-	-	32,000	35	-	-	5,805	-	-	-	5,840

Common stock issued for services	-	-	20,598,886	22,618	-	-	2,301,644	-	-	-	2,324,262

Net loss for the year	-	-	-	-	-	-	-	-	(2,787,062)	-	(2,787,062)

Balance December 31, 2005	-	-	45,436,494	49,893	-	-	5,285,024	-	(5,581,029)	-	(246,112)

Common stock issued for cash	-	-	34,050,000	38,883	-	-	1,917,597	(1,151,605)	-	-	804,875

Common stock issued for services	-	-	27,326,795	31,181	-	-	2,605,736	-	-	-	2,636,917

Common stock issued for finders’ fees	-	-	10,000,000	11,429	-	-	1,176,572	-	-	-	1,188,001

Common stock issued for settlement of debt	-	-	770,000	859	-	-	102,250	-	-	-	103,109

Stock split adjustment	-	-	294	1	-	-	24	-	-	-	25

Common stock issued for purchase of Welwind Energy International Corp.	-	-	11,000,000	12,629	-	-	1,619,456				1,632,085

Preferred stock issued for cash	10,000,000	11,137	-	-	-	-	545,718	-	-	-	556,855

Share issuance costs	-	-	-	-	-	-	(1,188,001)	-	-	-	(1,188,001)

Stock-based compensation	-	-	-	-	-	-	210,657	-	-	-	210,657

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(894)	(894)

Net loss for the year	-	-	-	-	-	-	-	-	(2,493,352)	-	(2,493,352)

Balance December 31, 2006	10,000,000	$ 11,137	128,583,583	$ 144,875	-	$ -	$12,275,033	$ (1,151,605)	$(8,074,381)	$ (894)	$ 3,204,165

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

1.     Nature of Operations and Continuance of Business
The Company was incorporated in the state of Delaware on December 18, 1997.  On October 26, 2006, the Company changed its name to Welwind Energy International Corporation.  The Company (formerly Global Golf Holdings, Inc.) acquired a business on November 23, 2004 and since that date has adopted the business plan of the acquired Company which is to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet. The Company is based in Vancouver, Canada.The Company had also been in the business of marketing, rental, and distribution of golf merchandise until December 31, 2004, when management decided to discontinue the golf line of business. Accordingly, for all periods presented, the golf operations are presented as discontinued operations.  Refer to Note 11.
On August 17, 2006, the Company closed a Share Exchange Agreement (the “Agreement”) with Welwind Energy International Corporation (“WEIC”), a private Canadian company, to acquire 100% of the outstanding and issued share capital of WEIC in exchange for 11,000,000 restricted shares of the Company. WEIC was founded in 2005 to build, own and operate wind farms on an international scale. During the year ended December 31, 2006, the Company advanced $655,910 to WEIC as a non-interest bearing loan towards the development of its business. On June 22, 2006, the Company issued 11,000,000 shares of common stock.  Refer to Note 8.
The Company has incurred significant losses in prior years and has an accumulated deficit at December 31, 2006 of $8,074,381. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

2.     Summary of Significant Accounting Policies
a)       Basis of Presentation
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in Canadian dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Welwind Energy International Corp., incorporated in the Province of Alberta, Canada. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is December 31. The Company had another wholly-owned subsidiary, GolfLogix, Inc. which ceased to exist in 2005.
b)       Use of Estimates
The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, stock-based compensation expense, share-based payments, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
c)       Cash and Cash Equivalents
Cash consists of checking accounts held at financial institutions in the United States, Canada, and China. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

2.     Summary of Significant Accounting Policies (continued)
d)       Accounts Receivable
Accounts receivable consists of amounts due from customers located in Western Canada. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2006, management believes no allowance for uncollectible accounts are necessary.
e)       Reclassifications
Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.
f)         Inventory and Cost of Sales
Inventory consists of health foods and ingredients and is stated at the lower of cost (first-in, first-out method) or market. Shipping and handling costs are included with cost of sales.
g)       Property and Equipment
Equipment is recorded at cost and is depreciated using the declining balance method over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.  Costs included in wind equipment are under construction and will be amortized over their useful life on a straight-line basis once they are put into use.

Property and equipment on hand consist of:

	Cost $	Accumulated depreciation $	December 31, 2006 Net carrying value $	December 31, 2005 Net carrying value $

Wind equipment under construction	158,658	-	158,658	-
Automobile	48,762	4,277	44,485	-
Computer hardware	3,947	1,167	2,780	2,500
Office furniture and equipment	12,003	2,622	9,381	8,100

	223,370	8,066	215,304	10,600

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
i)         Customer Relationships
Customer relationships consist of the relationships the Company has attained with the various levels of governments in China, which resulted in the entering of two agreements as noted in Note 7(d) and (e). The Company used the replacement cost approach for accounting for customer relationships.  This approach uses an estimate of what a notional purchaser would likely pay for the intangible asset in order to be in the same position of the Company at the date of the closing of the Asset Purchase Agreement described in Note 8.  The Company will amortize the carrying value of the customer relationships on a straight-line basis over the remaining estimated useful lives of the wind power plants upon commencement of the commercial production of electricity.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

2.     Summary of Significant Accounting Policies (continued)
j)         Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.
Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.
k)       Foreign Currency Translation
The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At December 31, 2006, the exchange rate for one Chinese Renminbi was $0.1496 CAD.  For the period from January 1, 2006 to December 31, 2006, the average exchange rate for one Chinese Renminbi was $0.1425 CAD. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.
l)         Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.
m)     Basic and Diluted Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares since their effect is anti-dilutive. Shares underlying these securities totaled approximately 392,000 as of December 31, 2006.
n)       Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended December 31, 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

2.     Summary of Significant Accounting Policies (continued)
o)       Stock-based Compensation
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
p)       Financial Instruments
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
q)       Income Taxes
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
r)        Recent Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

2.     Summary of Significant Accounting Policies (continued)
s)       Recent Accounting Pronouncements (continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.
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

3.     Accrued liabilities
Accrued liabilities at December 31, 2006 consist of $29,500 in consulting fees (2005 - $nil) and $17,954 in professional fees (2005 - $nil).

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

4.     Related Party Transactions
a)       As at December 31, 2006, the balance due to related parties amounted to $598,196, which includes $136,153 for management fees owed to the President of the Company.  The amount is unsecured, non-interest bearing, and payable on demand.
b)       During the year ended December 31, 2006, the Company issued 10,000,000 shares of common stock to the spouse of the President of the Company at a price of US$0.17 per share for 500,000 shares, US$0.06 per share for 3,500,000 shares, and US$0.11 per share for 6,000,000 shares, for consulting services valued at $1,080,219 (US$948,000). At December 31, 2006, $630,190 is included in prepaid expenses. Refer to Note 6(e), (k) and (l).
These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

5.     Preferred Stock
The Company entered into a Stock Purchase Agreement dated September 29, 2006, for a private placement consisting of 10,000,000 shares of preferred stock for cash proceeds of $556,855 (US$500,000) and 2,000,000 shares of common stock for cash proceeds of $$111,371 (US$100,000). The Company also granted a 20% interest in its Zhanjiang wind farm project described in Note 7(e). The preferred stock is convertible into common stock on a one share for one share basis one year after the closing of the transaction.

6.     Common Stock

        Year Ended December 31, 2006:
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
d)       On May 25, 2006, the Company issued 550,000 shares of common stock upon the exercise of 550,000 stock options at a price of US$0.07 per share for proceeds of $43,216 (US$38,500), of which $13,516 is receivable at December 31, 2006.
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
g)       On August 22, 2006, the Company issued 2,000,000 shares of common stock at a price of US$0.056 per share for director’s compensation valued at $124,736 (US$112,000). At December 31, 2006, $111,743 is included in prepaid expenses.  Refer to Note 12(d)
h)       On August 16, 2006, the Company returned to treasury 2,000,000 shares of common stock previously issued in the period, as described in Note 6(o).
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

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

6.     Common Stock (continued)
k)       On October 23, 2006, the Company issued 3,500,000 shares of common stock to the spouse of the President of the company at a price of US$0.06 per share for consulting services valued at $228,578 (US$203,000).
l)         On November 21, 2006, the Company issued 6,000,000 shares of common stock to the spouse of the President of the company at a price of US$0.11 per share for consulting services valued at $756,228 (US$660,000).  As at December 31, 2006, $630,190 is included in prepaid expenses.
m)     On November 28, 2006, the Company closed a private placement of 30,000,000 shares of common stock for proceeds of $1,718,700 (US$1,500,000).  The proceeds of the private placement are for the development of the Zhanjiang Wind Farm and the Yangxi Project.  As at December 31, 2006, $1,138,089 (US$994,580) is receivable (refer to Note 12(c)).
n)       During the year ended December 31, 2006, the Company issued 2,963,333 shares of common stock for legal services valued at $398,770 (US$347,550). At December 31, 2006, $93,532 is included in prepaid expenses relating to future services.
o)       During the year ended December 31, 2006, the Company issued 14,363,462 shares of common stock for consulting services valued at $1,033,193 (US$905,580). On August 16, 2006, 2,000,000 shares of common stock valued at $64,725 (US$56,000) were returned to treasury for cancellation.  At December 31, 2006, $568,649 is included in prepaid expenses relating to future consulting services.
p)       During the year ended December 31, 2006, the Company issued a total of 10,000,000 shares of common stock for finders’ fees valued at $1,188,001 (US$1,038,000).

        Year Ended December 31, 2005:
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
e)       The issuance of 14,743,199 common shares which were previously subscribed relates to the November 23, 2004 acquisition of Low Carb Centre, Inc.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

6.     Common Stock (continued)
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

	December 31, 2006		December 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of options	Weighted Average Exercise Price
Balance, beginning of year	450,000	US$ 0.04	450,000	US$ 0.04
Granted	550,000	US$ 0.07	-	-
Exercised	(550,000)	US$ 0.07	-	-

Balance, end of year	450,000	US$ 0.04	450,000	US$ 0.04

On May 25, 2006, the Company granted stock options to acquire 550,000 common shares at an exercise price of US$0.07 per share exercisable on or before May 25, 2016.  The stock options vested immediately and were exercised on May 25, 2006. Refer to Note 6(d). The fair value for options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of option– 0.05 years; expected volatility – 143%; rate of dividends – 0%; and risk-free rate – 4.80%. The weighted average fair value of stock options granted was $0.08 per share. During the year ended December 31, 2006, the Company recorded stock-based compensation related to this grant of options of $43,025.
On March 5, 2004, the Company granted options to purchase 450,000 shares of the Company's common stock at a price of US$0.04 per share to a consultant of the Company. The options vested immediately with no expiration date.
There are no unvested stock options as at December 31, 2006.
Warrants
On April 24, 2006, the Company granted stock purchase warrants to five investors to acquire 1,500,000 common shares at an exercise price of US$0.05 per share exercisable on or before May 2, 2011.  The fair value for warrants granted was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: expected life – 0.05 years; expected volatility – 143%; rate of dividends – 0%; and risk-free rate – 5.00%.The weighted average fair value of stock warrants granted was $0.11 per share. During the year ended December 31, 2006, the Company recorded stock-based compensation of $167,632. On April 24, 2006, the warrants were exercised into 1,500,000 shares of common stock for proceeds of $83,192 (US$75,000).
The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2005	391,863	US$ 0.15
Granted during the period	1,500,000	US$ 0.05
Exercised during the period	(1,500,000)	US$ 0.05

Balance, December 31, 2006	391,863	US$ 0.15

	Number of Warrants	Expiry Date

Warrants outstanding, December 31, 2006	391,863	November 30, 2007

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

7.     Commitments
a)       During the year ended December 31, 2006, the Company entered into various consulting agreements, ranging from three to twelve month terms, for the provision of consulting services. Monthly fees range from US$3,500 per month to US$20,000 per month.  The Company agreed to the issuance of US$2,000 in equivalent shares of common stock every quarter. During the year ended December 31, 2006, the Company issued 38,462 shares of common stock with a fair value of $8,555 (US$7,000).
b)       On March 16, 2006, the Company entered into a consulting agreement for the provision of legal services for a twelve month term at US$60,000 per year. During the year ended December 31, 2006, the Company issued 263,333 shares of common stock under this agreement, valued at $28,631 (US$25,550).
c)       On July 17, 2006, the Company entered into a Business Development Agreement with the spouse of the President of the Company to provide consulting services related to future acquisitions and developments over an eighteen month term, for consideration of $756,228 (US$600,000) per successful transaction. The fee was paid on November 21, 2006 by the issue of 6,000,000 restricted shares of common stock at a price of $0.11 (US$0.10) per share.  As at December 31, 2006, $630,190 is included in prepaid expenses.
d)       The Company entered into an agreement dated January 18, 2006, with the Government of Yangxi City (“Yangxi”) for the development of a wind farm producing a total of 400,000 kilowatt (“KW”) per year of electrical power in the next ten years. The Company has 18 months from the date of the agreement to construct the plant.  Yangxi will assist the Company in securing land, sale price for the electricity, financing and preferential tax treatment. Initially, the Company will be required to prepare a community wind assessment and a feasibility study for approval. Yangxi can terminate the agreement if the project is not under construction within 24 months of signing the agreement. As at December 31, 2006, the Company has commenced construction on the plant.
e)       The Company entered into an agreement dated March 21, 2006, with the Zhanjiang Foreign Trade & Economic Bureau (“Zhanjiang”) for the development of a wind power generation project in ZhanjiangCity in the GuangdongProvince. The project is expected to produce 600,000 KW per year, with Phase 1 being 100,000 KW per year. The Company had six months from the date of the agreement to begin Phase 1 (commenced) or Zhanjiang had the right to terminate the agreement. The Company granted a 20% interest in this project to an investor.
f)         The Company rents, on a month-to-month basis, its industrial and office space for $1,830 per month, office space in China for approximately $1,000 per month and warehouse space for $1,920 per month.

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
(Expressed in Canadian Dollars)

8.             Acquisition of subsidiary (continued)
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

January 1, 2006 to December 31,
2006
$

Pro Forma Revenue	135,339

Pro Forma Net Loss	(2,575,664)

Pro Forma Net Loss Per Share - Basic and Diluted	(0.04)

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

Year ended December 31, 2006:

	Bakery $	Wind Farm $	Corporate and Eliminations $	Consolidated $

Revenue	135,339	-	-	135,339

Cost of sales	(36,857)	-	-	(36,857)

Gross profit	98,482	-	-	98,482

Operating expenses
General and administrative	311,248	298,533	1,890,321	2,500,102

Loss from continuing operations	(212,766)	(298,533)	(1,890,321)	(2,401,620)

Other expenses
Loss on disposal of equipment	-	-	1,000	1,000
(Gain) loss on settlement of debt	(3,785)	-	94,517	90,732

Net loss	(208,981)	(298,533)	(1,985,838)	(2,493,352)

Other comprehensive income:

Foreign currency translation adjustment	-	(894)	-	(894)

Comprehensive loss	(208,981)	(299,427)	(1,985,838)	(2,494,246)

The Company’s long-lived assets are allocated as follows:
As at December 31,
2006
$

Corporate	577
Bakery	2,870
Wind Farm	1,926,044

Total long-lived assets	1,929,491

All the Company’s long-lived assets are located in Canada and China.

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

9.     Segment Disclosures (continued)
The Company has two geographic business areas: Canada and China.  Total revenues in Canada were $135,339 during the year ended December 31, 2006.
Geographic Information:

January 1, 2006 to December 31,
Revenues	2006
$

Canada	135,339
China	-

Total	135,339

10. Income Taxes
The difference between the statutory federal tax rate and the tax provision recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets.
Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and asset impairment. Net operating loss carryovers may be limited under the Internal Revenue Code should a significant change in ownership occur.
As at December 31, 2006, the Company had approximately $9,334,481 of unused Canadian net operating losses available for carry forward for Canadian income tax purposes which begin to expire in the year 2008. However, due to the reverse merger transaction, these losses are restricted and may only be applied toward future profits derived from activities which are all or substantially all the same as the activities which created the losses.
Current year net operating losses for Canadian income tax purposes are approximately $2,234,481 and will expire in 2026.
A deferred tax asset has been offset by a full valuation allowance. The components of the Company's deferred tax assets are as follows:

	December 31, 2006 $	December 31, 2005 $

Deferred tax asset
- Non-capital losses	3,267,000	2,509,000
- Less valuation allowance	(3,267,000)	(2,509,000)

Net deferred tax asset	-	-

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes.  The difference results from the following:

	December 31, 2006 $	December 31, 2005 $

Earnings (loss) before taxes	(2,493,352)	(2,787,062)
Statutory rate	35.0%	35.34%

Computed expected tax (recovery)	(872,673)	(984,948)
Non-deductible expenses	115,358	920,243
Temporary differences	2,305	7,044
Effect of change in statutory rates	-	-
Change in valuation allowance	758,068	57,661
Other	(3,058)	-

Reported income taxes	-	-

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

11. Discontinued Operations
Discontinued operations represent the Company’s former operations relating to marketing, rental and distribution of golf merchandise.  Assets of the discontinued operation held for sale at December 31, 2004, consisted of golf equipment leased to a golf course through May 2006. The assets of the discontinued operation were sold for $20,000 in April 2005 resulting in a loss on sale of assets of discontinued operations of $7,753.

12. Subsequent Events

a)                   Subsequent to December 31, 2006, the Company issued 1,263,158 shares of common stock to the President of the Company in settlement of management fees accrued during 2006, valued at $136,153 (US$120,000).
b)                   Subsequent to December 31, 2006, the Company issued a total of 343,399 shares of common stock for consulting services accrued during 2006, valued at $38,500.
c)                   On January 23, 2007, the Company issued 400,000 shares of common stock to a consultant for consulting services.
d)                   On March 20, 2007, the Company issued 1,000,000 shares of common stock to settle debt in the amount of $47,484 (US$41,690).
e)                   The Company received partial proceeds of US$520,000 relating to the 30,000,000 shares of common stock issued during the year ended December 31, 2006.  Refer to Note 6(m).

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no disagreements with our independent public accountants on accounting and financial disclosure.
Item 8A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

During the year, the Company used an outside consulting firm to assist in the preparation of quarterly and annual consolidated financial statements in accordance with US Generally Accepted Accounting Principles.  This outside outside consulting firm also reviews account reconciliations and all equity transactions.  Other than the described changes, no other Changes in internal controls over financial reporting occurred during the current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.   Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The name, age, and position with our company of each director and executive officer are as follows:
Name	Age	Position	Director/Officer Since
Tammy-Lynn McNabb	38	Chief Executive Officer, Chief Financial Officer, Secretary, Chairwoman and Director	2004
Shannon de Delley	39	Director	2006
Patrick Higgins	38	Director	2005
David Wing Yiu Cho	54	Director	2006
Chong-Jian Zhao	48	Director	2006
Feng Junyi	45	Director	2006

All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

Tammy-Lynn McNabb, CEO,

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

Ultimately, Mrs. McNabb began another venture of her own, the Low-Carb Centre Inc.  Low-Carb Centre was Canada’s first low carbohydrate retail wellness centre.  Additional retail locations and a bakery specializing in this market soon followed.  Mrs. McNabb is currently pursuing expansion on a global level of various health and wellness products for the ever-booming Health Industry.  Recently, Mrs. McNabb was recognized for her efforts as an Entrepreneur in the Culinary Industry by the Forum for Women Entrepreneurs.

Shannon de Delley

Mr. de Delley founded Windcor Power Systems, (“Windcor”) located in Calgary, Alberta in 2002. Since that time, he has served as Windcor’s President, and is directly responsible for making Windcor a top wind project developer.

Mr. de Delley has negotiated over two thousand megawatts for Windcor projects, bringing projects to the early stages of development. Presently, Windcor has ongoing projects in four Canadian provinces, the Hawaiian Islands and China.

Mr. de Delley assembled Windcor’s team that includes developers, legal and financial professionals, investors and other key administrative personnel necessary to successfully execute projects.

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

In 2002, Mr. de Delley left the oil industry to form Windcor Power Systems.

Patrick Higgins

At a Board of Directors meeting held on August 1, 2005, Patrick Higgins was appointed as a Director of the Company.

Patrick Higgins is the senior partner in the management firm of Higgins Cohn Brand Management (“HCBM”), a leading consumer products organization that provides strategic operations and sales execution services to consumer brands. HCBM assists businesses more effectively through brand development and market penetration.

Additionally, Mr. Higgins’ extensive experience in brand management within the health and wellness industry will be useful in his new role as Director of the Company.

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

HCBM’s team, led by Patrick Higgins, consists of some of the most experienced people in the natural and specialty products industry.

David Wing Yiu Cho

David Wing Yiu Cho, a resident of Hong Kong, earned his degree in Building Administration from the SouthBankPolytechnicSchool in London, England in 1977.

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

Chong-Jian Zhao

Mr. Zhao was employed for 15 years as a Logistics and Economic Development Director for Yanjaing Bureau of Import Export before co-founding Welwind Energy International in Calgary, Alberta. He currently acts as Managing Director for Welwind -- China.

Junyi Feng

For 10 years Mr. Feng was a finance officer for the GuangZhao Port Authority before he became a Director for the Economic Development Department of Guangdong Provincial Government. His focus in the wind energy sector will assist Welwind in its future development projects.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

During the last five (5) years none of our directors or officers has:
(1)                                  had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(2)                                  been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3)                                  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
(4)                                  been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2006 all required filings were timely filed by each of its directors and executive officers.
Code of Ethics
We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee
The Company currently does not have an audit committee and has not made a determination of whether there is a financial expert. The Company does not presently plan to establish an audit committee. However, if an audit committee is established, the Registrant will make the proper disclosures on Form 8-K.

Item 10.       Executive Compensation

Summary Compensation Table
The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2006 by (1) each person who served as the principal executive officer of the Company during fiscal year 2006; (2) the Company’s most highly compensated executive officers as of December 31, 2006 with compensation during fiscal year 2006 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2006.
Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Tammy-Lynn McNabb	2006	$120,000	$—	—	—	—	—	—	$120,000
Chief Executive Officer	2005	$120,000	$—	—	—	—	—	—	$120,000

There were no stock options granted or exercised by the named executive directors in 2006.

Employment Agreements

The Registrant has no written employment agreements.

GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-

There were no stock based awards under the Stock Incentive Plan in 2006 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Tammy-Lynn McNabb	—	—	—	$—	—	—	—	—	—

DIRECTOR COMPENSATION

Cash Compensation
Directors receive no cash compensation for services rendered.
Director Compensation

The following table shows the overall compensation earned for the 2006 fiscal year with respect to each person who was a director as of December 31, 2006.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Tammy-Lynn McNabb	$—	—	$—	—	—	—	$—
Director

Shannon de Delley	$—	—	$—	—	—	—	$—
Director

Patrick Higgins	$—	—	$—	—	—	—	$—
Director

David Wing Yiu Cho Director (4)	$—	—	$—	—	—	124,736	$124,736

Chong-Jian Zhao Director	$—	—	$—	—	—	—	$—

Feng Junyi Director	$—	—	$—	—	—	—	$—

(1)     Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Report.
(2)     Excludes awards or earnings reported in preceding columns.
(3)     Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.
(4)     Mr. Cho received $124,736 (US$112,000) converted into 2,000,000 restricted shares of Company common stock.  The shares were issued in August 2006.
Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2006, by:

·         each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
·         each director;
·         each of our chief executive officer and our other two most highly compensated executive officers; and
·         all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 140,690,140 shares outstanding as of December 31, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o Welwind Energy International Corporation, 10-20172 113B Avenue, Maple Ridge, British Columbia, Canada V2X 0Y9.

Beneficial Owner	Shares of Common Stock Number	Beneficially Owned Percent
Tammy-Lynn McNabb	11,513,260	8.18%

Shannon de Delley	5,000,000	3.55%

Patrick Higgins	0	0

David Wing Yiu Cho	2,000,000	1.42%

Chong-Jian Zhao	4,000,000	2.8%

Feng Junyi	30,000,000	21.32%

Larry McNabb	9,886,000	7.0%

Luo Yizi	12,000,000	8.52%

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

Item 12.   Certain Relationships and Related Transactions

On July 17, 2006, the Company entered into a Business Development Agreement (the “BDA”) with Larry D. McNabb, the spouse of our President and Chief Executive Officer, Tammy Lynn McNabb. The terms of the BDA are more fully set forth on Form 8-K as filed with the SEC on July 17, 2006, and which is incorporated herein by reference.

On November 28, 2006, the Company, closed a $1,500,000 financing transaction pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), dated November 12, 2006, by and between the Company and Feng Junyi. In exchange for Mr. Junyi’s $1,500,000 investment, he received from the Company, as consideration for that investment, thirty million (30,000,000) shares of the Company’s $.001 par value common stock.

Subsequent to the closing of the Stock Purchase Agreement, Mr. Junyi was appointed as a member of the Board of Directors of the Company.

Item 13.   Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.
10.1	Share Exchange Agreement between Vitasti, Inc. and Welwind Energy International Corporation.	Incorporated by reference as an Exhibit to the Form 8-K filed on August 17, 2006 as amended on December 20, 2006.
10.2	Stock Purchase Agreement between the Company and Feng Junyi.	Incorporated by reference as an Exhibit to the Form 8-K filed on December 4, 2006.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO) and Certification (CFO)	Filed herewith

Item 14.   Principal Accounting Fees and Services
During the year ended December 31, 2006, we engaged Manning Elliott LLP as our independent auditor.  For the year ended December 31, 2006, we were billed by Manning Elliott LLP, aggregate fees as discussed below.
·     Audit Fees:  Fees for audit services totaled $50,000 and zero in 2006 and 2005, respectively, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-QSB.
·     Audit-Related Fees:  Fees for audit-related services totaled approximately $10,000 and zero in 2006 and 2005, respectively.  Audit-related services principally included accounting consultations.
·     Tax Fees:  We did not engage Manning Elliott LLP for any tax related services during 2006 or 2005.
·     All Other Fees:  Fees for other services not included in the above were $0 in both 2006 and 2005.

Audit Fees

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

Audit-Related Fees

During fiscal 2005, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

Tax Fees.

During fiscal 2005, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

All Other Fees.

During fiscal 2005, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March,  2007.

Welwind Energy International Corporation a Delaware Corporation
By:
/s/ Tammy-Lynn McNabb
Tammy-Lynn McNabb Chief Executive Officer, Chief Financial Officer and Chairman of the Board
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Welwind Energy International Corporation and in the capacities and on the dates indicated.

Signature	Position	Date
/s/Tammy-Lynn McNabb	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	March 30, 2007
Tammy-Lynn McNabb

/s/Shannon de Delley	Director	March 30, 2007
Shannon de Delley

/s/Patrick Higgins	Director	March 30, 2007
Patrick Higgins

/s/Chong-Jian Zhao	Director	March 30, 2007
Chong-Jian Zhao

/s/Feng Junyi	Director	March 30, 2007
Feng Junyi