Form 10QSB
period 2007-03-31
Welwind Energy International CORP
filed 2007-05-15
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-26673

_____________________________________________________

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

with a copy to:
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 142,190,140 shares of common stock, $.001 par value per share, as of May 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

March 31, 2007

Welwind Energy International Corp.

ITEM 1. FINANCIAL STATEMENTS

Welwind Energy International Corporation

March 31, 2007

Welwind Energy International Corporation
Consolidated Balance Sheets
(Expressed in Canadian Dollars)
(Unaudited)

	March 31, 2007 $	December 31, 2006 $

ASSETS

Current Assets

Cash	383,805	603,182
Accounts receivable	22,522	14,115
Inventory	18,282	15,424
Prepaid expenses (Note 6)	642,780	1,417,630

Total Current Assets	1,067,389	2,050,351

Property and equipment (Note 2(h))	312,051	215,304
Customer relationships (Note 8)	245,016	245,016
Goodwill (Note 8)	1,469,171	1,469,171

Total Assets	3,093,627	3,979,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable	107,719	130,026
Accrued liabilities (Note 3)	23,136	47,453
Due to related parties (Note 4)	299,534	598,198

Total Liabilities	430,389	775,677

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2006 - 10,000,000 issued and outstanding)	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 130,590,140 shares (2006 - 128,583,583 issued and outstanding)	147,239	144,875

Additional paid-in capital	12,537,881	12,274,139

Stock subscriptions receivable	(770,310)	(1,151,605)

Accumulated deficit	(9,262,709)	(8,074,381)

Total Stockholders’ Equity	2,663,238	3,204,165

Total Liabilities and Stockholders’ Equity	3,093,627	3,979,842

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)

	For the Three Months Ended March 31, 2007 $	For the Three Months Ended March 31, 2006 $

Revenue	82,575	37,528

Cost of Sales	(22,913)	(8,346)

Gross Profit	59,662	29,182

Operating Expenses
General and Administrative	1,198,793	190,543

Net Loss from Operations	(1,139,131)	(161,361)

Other Loss

Loss on Settlement of Debt (Note 6)	49,197	-

Net Loss for the Period	(1,188,328)	(161,361)

Net Loss per Common Share - Basic and Diluted	(0.01)	-

Weighted Average Number of Common Shares Outstanding	129,287,000	49,319,000

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)

	For the Three Months Ended March 31, 2007 $	For the Three Months Ended March 31, 2006 $

Operating Activities
Net loss for the period	(1,188,328)	(161,361)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,487	-
Foreign exchange loss	894	-
Loss on settlement of debt	49,197	-
Stock-based compensation	820,037	113,848

Changes in operating assets and liabilities:
Accounts receivable	(8,407)	2,382
Inventory	(2,858)	291
Prepaid expenses	(4,995)	(59,369)
Accounts payable and accrued liabilities	(6,954)	2,991
Due to related parties	(138,816)	-

Net Cash Flows Used In Operating Activities	(478,743)	(101,218)

Investing Activities
Purchase of equipment	(98,234)	-
Proceeds from sale of equipment	-	4,800

Net Cash Flows Provided By (Used In) Investing Activities	(98,234)	4,800

Financing Activities
Proceeds from common stock subscriptions	381,295	-
Advances from shareholders	-	99,276
Repayments to shareholders	(23,695)	-

Net Cash Flows Provided By Financing Activities	357,600	99,276

Increase (Decrease) in Cash	(219,377)	2,858

Cash - Beginning of Period	603,182	799

Cash - End of Period	383,805	3,657

Supplementary Disclosures
Interest paid	-	-
Income taxes paid	-	-

Non-cash Investing and Financing Activities
Shares issued to settle debt	225,019	-

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

1. Nature of Operations and Continuance of Business

The Company was incorporated in the State of Delaware on December 18, 1997. On October 26, 2006, the Company changed its name to Welwind Energy International Corporation. The Company (formerly Global Golf Holdings, Inc.) acquired a business on November 23, 2004 and since that date has adopted the business plan of the acquired Company which is to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet. On August 17, 2006, the Company acquired all of the outstanding and issued share capital of Welwind Energy International Corporation (“WEIC”), a private Canadian company. WEIC was founded in 2005 to build, own and operate wind farms on an international scale. Accordingly, the Company is now involved in with wind power projects in China. The Company is based in British Columbia, Canada. Refer to Note 7.

The Company has incurred significant losses in prior years and has an accumulated deficit at March 31, 2007 of $9,262,709. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in Canadian dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Welwind Energy International Corp., incorporated in the Province of Alberta, Canada. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is December 31.

b)	Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, stock-based compensation expense, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Welwind Energy International Corporation
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

Accounts receivable consists of amounts due from customers from its’ bakery operations, located in Western Canada. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of March 31, 2007, management believes no allowance for uncollectible accounts are necessary.

f)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

g)	Inventory and Cost of Sales

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

Property and equipment on hand consist of:

	Cost $	Accumulated Depreciation $	March 31, 2007 Net Carrying Value $	December 31, 2006 Net Carrying Value $

Wind equipment under construction	255,777	-	255,777	158,658
Automobile	48,762	4,866	43,896	44,485
Computer hardware	5,061	1,459	3,602	2,780
Office furniture and equipment	12,003	3,227	8,776	9,381

	321,603	9,552	312,051	215,304

i)	Goodwill

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

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

j)	Customer Relationships

Customer relationships consist of the relationships the Company has attained with the various levels of governments in China, which resulted in the entering of two agreements as noted in Note 7(c) and (d). The Company will amortize the carrying value of the customer relationships on a straight-line basis over the remaining estimated useful lives of the wind power plants upon commencement of the commercial production of electricity.

k)	Long-Lived Assets

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

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At March 31, 2007, the exchange rate for one Chinese Renminbi was $0.1497 CAD. For the period from January 1, 2007 to March 31, 2007, the average exchange rate for one Chinese Renminbi was $0.1514 CAD. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

n)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares since their effect is anti-dilutive. Shares underlying these securities totaled approximately 842,000 as of March 31, 2007.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

p)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

q)	Financial Instruments and Concentrations of Business

The fair values of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and China resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

The Company’s bakery operations are situated in Western Canada. As at March 31, 2006, one customer comprises approximately 66% of sales revenue and 61% of accounts receivable.

r)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

s)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its consolidated financial statements.

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

t) Recent Accounting Pronouncements

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

3. Accrued liabilities

Accrued liabilities at March 31, 2007 consist of $nil in management fees (2006 - $29,500) and $23,136 in professional fees (2006 - $17,953).

4. Related Party Transactions

a)
As at March 31, 2007, the balance due to related parties amounted to $299,534, which includes $52,261 owed to the President of the Company for management fees and working capital purposes and $199,557 owed to the spouse of the President of the Company for working capital purposes. The amounts are unsecured, non-interest bearing, and payable on demand.

b)
During the three month period ended March 31, 2007, the Company issued 1,263,158 shares of common stock to the President of the Company for consulting services valued at $136,153 (US$120,000). Refer to Note 6(a).

5. Preferred Stock

As at March 31, 2007, there are 10,000,000 shares of preferred stock issued and outstanding. The preferred stock is convertible into common stock, on a one share-for-one share basis, one year after the closing of the acquisition of WEIC.

6. Common Stock

Three months Ended March 31, 2007:

a)
On March 8, 2007, the Company issued 1,263,158 common shares at approximately US$0.12 per common share with a fair value of $176,922 (US$150,316) to the President of the Company in settlement of past services with a fair value of $136,153 (US$120,000), resulting in a loss on settlement of debt of $40,769 (US$30,316).

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

6. Common Stock (continued)

b)
On March 8, 2007, the Company issued 343,399 common shares at approximately US$0.12 per common share with a fair value of $48,098 (US$40,864) to various consultants in settlement of past services with a fair value of $39,670 (US$34,300), resulting in a loss on settlement of debt of $8,428 (US$6,564).

c)
On January 24, 2007, the Company issued 400,000 common shares at approximately US$0.09 per to a consultant for consulting services with a fair value of $40,191, of which $26,794 is included in prepaid expenses.

d)	The Company received proceeds of $381,295 (US$330,010) relating to the 30,000,000 common shares issued during the year ended December 31, 2006.

e)
As at March 31, 2007, a total of $624,268 is included in prepaid expenses and represents the value of future services to be received by the Company in exchange for the issuance of the Company’s common shares.

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

A summary of the Company’s stock option activity is as follows:

	Three months ended March 31, 2007
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2006	450,000	US$ 0.04

Granted	-	-
Cancelled / Forfeited	-	-
Exercised	-	-

Outstanding, March 31, 2007	450,000	US$ 0.04	US$ 24,750

Exercisable, March 31, 2007	450,000	US$ 0.04	US$ 24,750

There are no unvested stock options as at March 31, 2007.

Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2006	391,863	US$ 0.15
Granted during the period	-	-
Exercised during the period	-	-

Balance, March 31, 2007	391,863	US$ 0.15

	Number of Warrants	Expiry Date

Warrants outstanding, March 31, 2007	391,863	November 30, 2007

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

7.  Commitments

a)
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

b)
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

c)	The Company rents, on a month-to-month basis, its industrial and office space for $1,830 per month, office space in China for approximately $1,000 per month and warehouse space for $1,920 per month.

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

The Bakery reporting segment is comprised of the operations of Welwind Energy International Corporation (Delaware company). The wind farm reporting segment is comprised of the operations of Welwind Energy International Corp. (Alberta company).

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

Three months ended March 31, 2007:

	Bakery $	Wind Farm $	Corporate and Eliminations $	Consolidated $

Revenue	82,575	-	-	82,575

Cost of sales	(22,913)	-	-	(22,913)

Gross profit	59,662	-	-	59,662

Operating expenses
General and administrative	229,785	96,451	872,557	1,198,793

Loss from operations	(170,123)	(96,451)	(872,557)	(1,139,131)

Other expenses
Loss on settlement of debt	-	-	49,197	49,197

Net loss	(170,123)	(96,451)	(921,754)	(1,188,328)

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)
8.  Segment Disclosures (continued)

The Company’s long-lived assets are allocated as follows:

As at March 31,
2007
$

Corporate	534
Bakery	2,655
Wind Farm	2,023,049

Total long-lived assets	2,026,238

All the Company’s long-lived assets are located in Canada and China.

The Company has two geographic business areas: Canada and China. Total revenues in Canada were $82,575 during the three months period ended March 31, 2007.

Geographic Information:

Three Months Ended March 31,
Revenues	2007
$

Canada	82,575
China	-

Total	82,575

9.  Subsequent Events

a)	On April 4, 2007, the Company issued 8,000,000 shares of common stock to a consultant and a director for consulting services.

b)	On April 24, 2007, the Company issued 2,000,000 shares of common stock to a director for consulting services with a fair value of $219,621 (US$190,000).

c)
On May 2, 2007, the Company agreed to issue 1,000,000 shares of common stock at a price of $0.59 per share for total proceeds of $58,578 (US$51,696). The total value of the proceeds were comprised of settlement of an amount due to a related party of $47,484, and $11,094 (US$10,000) in cash paid to the Company.

d)	On May 11, 2007, the Company issued 1,500,000 common shares at a price $0.143 per share to settle professional fees owing.

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

WEIC was founded in 2005 to build, own and operate wind farms on an international scale. Their current project is to bridge the North America-China link by building wind farms in China beginning along the South China Sea. The Company took several trips to China where two contracts were signed with the cities of Yangxi and Zhanjiang in the Province of Guangdong. The signed contracts allow the Company to build up to 1000 Megawatts (“MW”) of wind power in Guangdong Province. The company has also been in negotiations for a 50 year purchase price agreement (“PPA”) as well. The engineering, procurement and Construction (EPC) contractor, China Machine International Building Corp., has agreed to provide the engineering, procurement and construction on the projects along with performance bonds.

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

These milestones include:

•	Development of several private label products currently being sold under the brand name “Carb Craver Alternatives”
•	Successfully launched our line of Amazon Acai Berry Granolas currently for sale in various retail chains including Whole Foods Markets and Harry & David

•	Completed significant research and development paving the way for future leading edge products including the development of a line of nutrition bars
•	Developed a business model to pursue development of wind energy projects internationally
•	Acquired our first wind energy development company through the acquisition of Welwind Energy International Corporation in August 2007

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

Quarterly Developments

During the quarter ended March 31, 2007, the Company reported the following events:

(1)	At a Board of Directors meeting held on February 1, 2007, Mr. Chong-Jian Zhao and Mr. Feng Junyi were appointed as Directors of the Company.

(2)	The first wind turbine produced by Guangzhou Engga Wind Energy Co. Ltd. (ENGGA) for the Company rolled off of the production line for Phase I of the Zhanjiang wind farm project.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Liquidity and Capital Resources.

At March 31, 2007, we had $383,805 in cash and total current assets of $1,067,389 and our current liabilities are $430,389. We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

At March 31, 2007, the Company used $478,743 of net cash flows in operating activities. However, the Company was able to fund operations by receiving subscription proceeds of $381,295.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison of Period Ended March 31, 2007 to Period Ended March 31, 2006

We had $82,575 in sales during the three months ended March 31, 2007, compared to $37,528 for the three months ended March 31, 2006.  We anticipate that increased marketing efforts will generate the required revenues to sustain our anticipated growth. There can be no assurances that this will occur.

General and administrative expenses incurred during the three months ended March 31, 2007 totaled $1,198,793. These expenses were incurred primarily for the following reasons:

·	Accounting, audit and legal fees of approximately $42,165;
·	Business consulting fees of $892,867 (including stock-based compensation of $820,037); and
·	Other expenses of $263,761.

Similar expenses incurred for the quarter ended March 31, 2006 were $190,543. These expenses were incurred primarily for the following reasons:

·	Legal fees of approximately $2,000
·	Accounting, audit and bookkeeping fees totaling approximately $62,995
·	Business consulting fees of $88,935
·	Other expense of $36,613

Also, there were 2,006,557 newly issued shares for the payment of services during the three months ended March 31, 2007, compared to 6,600,000 for the same period in the prior year.

We incurred a net loss for the three month period ended March 31, 2007 of $1,188,328 as compared to a net loss of $161,361 for the comparable prior year period. These losses were attributable to the aforementioned operating expenses. The increase in net loss was a result in the increase in stock based compensation from $113,848 for the three month period ended March 31, 2006 to $820,037 for the three month period ended March 31, 2007. In addition, there was a general increase in travel expenses and other general and administrative expenses due to the operations in China that occurred during the three month period ended March 31, 2007. The China operations did not exist during the three month period ended March 31, 2006.

Plan of Operation for The Next Twelve Months.

Our current focus in the alternative energy market will be a primary focus in our business moving in 2007. A significant portion of the capital currently available to us and future financings will be for the development and operation of wind farms in China. The company sees additional growth via acquisitions of additional wind farm projects.

Our cash requirements depend on numerous factors, including research and development activities. We will examine growth opportunities, including strategic alliances, and we expect any such activities will be funded from issuance of additional equity or additional borrowings, subject to market and other conditions.

As a direct result of the recent financings, we have sufficient cash resources to complete the build out of the first demonstration turbine which will give us access to a local powerline and a power purchase agreement (PPA) for the Zhanjiang project. With the interconnect we then have the ability to build out further turbines for the 49 MGW phase one project. A portion of the current funds raised will be designated to the Yangxi project to begin development.

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

Risk Factors

Cautionary Statement on Forward-Looking Statements

We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Quarterly Report on Form 10-QSB and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

Some forward-looking statements that we make in this Quarterly Report on Form 10-QSB and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

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

Changes In Internal Controls Over Financial Reporting

During the year, the Company used an outside consulting firm to assist in the preparation of quarterly and annual consolidated financial statements in accordance with US Generally Accepted Accounting Principles. This outside consulting firm also reviews account reconciliations and all equity transactions. Other than the described changes, no other Changes in internal controls over financial reporting occurred during the current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

On April 2, 2007, the Company announced that Baldwin Kao Tam Cheng has been appointed as a Director of the Company.

Mr. Cheng, 62, is currently the Managing Director of BIS Supplies and Engineering Ltd., a company that specializes in the supply of materials for construction projects in Hong Kong. In order to meet the ever expanding demand, Mr. Cheng decided to streamline some of his businesses by further creating four different companies that would provide specialization to a certain area of trade: 1) BIS Hua Wei Pipelines & Steel Structure Engineering Co., Ltd., 2) BIS Waterworks Co., Ltd., 3) BIS Shang Pein Ductile Iron Supply Co., Ltd., and 4) BIS Transport Co., Ltd.

Mr. Cheng has over 38 years of experience in the construction and in the trade industry, and his vast experience in management has led to successful business transactions over the course of his career.

Also, on April 2, 2007, the Registrant accepted the resignation of David Cho, formerly a Director of the Registrant.
On May 2, 2007, the Company announced that Mr. Pan Huifang has been appointed as a Director of the Company

Mrs. Pan Huifang to the board of directors effective immediately. Mrs. Pan has been recognized within her industry as one of China's greatest Women Entrepreneurs. Her relationships on a social, business and political level will assist Welwind in furthering its developments within the Chinese market.

Currently Mrs. Pan is the Executive Vice General Manager of Dongxing Plastic Corporation (DPC). DPC is a large-scale, privately operated, blow molding and injection molding factory spanning over 50,000 square meters. The company's business is in the area of injection molding, blow molding, printing, and has four production lines serving customers within the petroleum, chemical, food, medical, building and tobacco industries. There are currently 380 employees, including a specialized technical team, structure designers and 25 mechanical engineers composed of 18 mold engineers.

The company currently has clients in over 20 Provinces in mainland China, Europe, America, Southeast Asia, Japan, Hong Kong, Macao and Taiwan.

On May 8, 2007, the Company disseminated a Press Release captioned “Welwind Energy International Corp. Announces Turbine Installation to Begin.”

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on February 8, 2007;
(b)	Form 8-K filed on April 4, 2007; and
(c)	Form 8-K filed on May 8, 2007.

Welwind Energy International Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007	/s/ TAMMY LYNN MCNABB
By: Tammy-Lynn McNabb
Its: CEO