Form 10QSB
period 2007-06-30
Welwind Energy International CORP
filed 2007-08-14
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 153,290,140 shares of common stock, $.001 par value per share, as of August 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

June 30, 2007

Welwind Energy International Corp.

ITEM 1. FINANCIAL STATEMENTS

Welwind Energy International Corporation

June 30, 2007

Welwind Energy International Corporation
Consolidated Balance Sheets
(Expressed in Canadian Dollars)
(Unaudited)

	June 30, 2007 $	December 31, 2006 $

ASSETS

Current Assets

Cash	86,637	603,182
Accounts receivable	11,509	14,115
Inventory	5,966	15,424
Prepaid expenses (Note 6)	576,155	1,417,630

Total Current Assets	680,267	2,050,351

Property and equipment (Note 2(h))	495,107	215,304
Customer relationships (Note 8)	245,016	245,016
Goodwill (Note 8)	1,469,171	1,469,171

Total Assets	2,889,561	3,979,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable	133,370	130,026
Accrued liabilities (Note 3)	19,843	47,453
Due to related parties (Note 4)	361,225	598,198

Total Liabilities	514,438	775,677

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2006 – 10,000,000 issued and outstanding)	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 143,190,140 shares (2006 – 128,583,583 issued and outstanding)	161,683	144,875

Additional paid-in capital	14,239,336	12,274,139

Stock subscriptions receivable	(1,128,504)	(1,151,605)

Accumulated deficit	(10,908,529)	(8,074,381)

Total Stockholders’ Equity	2,375,123	3,204,165

Total Liabilities and Stockholders’ Equity	2,889,561	3,979,842

        (The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)

	For the Three Months Ended June 30, 2007 $	For the Three Months Ended June 30, 2006 $	For the Six Months Ended June 30, 2007 $	For the Six Months Ended June 30, 2006 $

Revenue	48,861	33,353	131,436	70,881

Cost of Sales	(27,237)	(11,274)	(50,150)	(19,620)

Gross Profit	21,624	22,079	81,286	51,261

Operating Expenses
General and Administrative	1,592,894	595,087	2,791,687	785,630

Net Loss from Operations	(1,571,270)	(573,008)	(2,710,401)	(734,369)

Other Loss

Loss on Settlement of Debt (Note 6)	74,550	94,517	123,747	94,517

Net Loss for the Period	(1,645,820)	(667,525)	(2,834,148)	(828,886)

Net Loss per Common Share – Basic and Diluted	(0.01)	(0.01)	(0.02)	(0.01)

Weighted Average Number of Common Shares Outstanding	141,202,000	65,486,000	135,278,000	57,447,000

        (The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)

	For the Six Months Ended June 30, 2007 $	For the Six Months Ended June 30, 2006 $

Operating Activities
Net loss for the period	(2,834,148)	(828,886)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,600	–
Foreign exchange loss	894	–
Loss on settlement of debt	123,747	94,517
Stock-based compensation	2,120,922	434,995

Changes in operating assets and liabilities:
Accounts receivable	2,606	495
Inventory	9,458	1,791
Prepaid expenses	(13,755)	(13,170)
Accounts payable and accrued liabilities	25,574	72,818
Due to related parties	(102,341)	–

Net Cash Flows Used In Operating Activities	(659,443)	(237,440)

Investing Activities
Payment on deposit	–	(78,550)
Purchase and construction of equipment	(287,403)	–
Proceeds from sale of equipment	–	5,500

Net Cash Flows Used In Investing Activities	(287,403)	(73,050)

Financing Activities
Proceeds from common stock subscriptions	381,295	–
Proceeds from issuance of common shares	–	112,892
Advances from shareholders	49,006	201,250

Net Cash Flows Provided By Financing Activities	430,301	314,142

Increase (Decrease) in Cash	(516,545)	3,652

Cash – Beginning of Period	603,182	799

Cash – End of Period	86,637	4,451

Supplementary Disclosures
Interest paid	–	–
Income taxes paid	–	–

Non-cash Investing and Financing Activities
Shares issued to settle debt	358,147	103,109

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

The Company has incurred significant losses in prior years and has an accumulated deficit at June 30, 2007 of $10,908,529. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts receivable consists of amounts due from customers from its’ bakery operations, located in Western Canada. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of June 30, 2007, management believes no allowance for uncollectible accounts are necessary.

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

Property and equipment on hand consist of:
	Cost $	Accumulated Depreciation $	June 30, 2007 Net Carrying Value $	December 31, 2006 Net Carrying Value $

Wind equipment under construction	419,027	–	419,027	158,658
Automobile	70,843	9,859	60,984	44,485
Computer hardware	8,900	2,039	6,861	2,780
Office furniture and equipment	12,003	3,768	8,235	9,381

	510,773	15,666	495,107	215,304

i)	Goodwill

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

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At June 30, 2007, the exchange rate for one Chinese Renminbi was $0.1393 CAD.  For the period from January 1, 2007 to June 30, 2007, the average exchange rate for one Chinese Renminbi was $0.1473 CAD. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

n)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares since their effect is anti-dilutive. Shares underlying these securities totalled approximately 842,000 as of June 30, 2007.

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

The Company’s bakery operations are situated in Western Canada.  As at June 30, 2007, one customer comprises approximately 56% of sales revenue.

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

o)      Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

        Welwind Energy International Corporation
        Notes to the Consolidated Financial Statements
        (Expressed in Canadian Dollars)
        (Unaudited)

2.           Summary of Significant Accounting Principles (continued)

p)	Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

        Welwind Energy International Corporation
        Notes to the Consolidated Financial Statements
        (Expressed in Canadian Dollars)
        (Unaudited)

3.           Accrued liabilities

Accrued liabilities at June 30, 2007 consist of $19,843 in professional fees (December 31, 2006 - $47,453).

4.      Related Party Transactions

a)
As at June 30, 2007, the balance due to related parties amounted to $361,225, which includes $88,736 owed to the President of the Company for management fees and working capital purposes and $272,258 owed to the spouse of the President of the Company for working capital purposes.  The remaining amount of $231 is amounts owing to shareholders for advances to the Company.  The amounts are unsecured, non-interest bearing, and payable on demand. Refer to Note 6(c).

b)
During the six month period ended June 30, 2007, the Company issued 1,263,158 shares of common stock to the President of the Company for consulting services valued at $136,153 (US$120,000).  Refer to Note 6(a).

5.      Preferred Stock

As at June 30, 2007, there are 10,000,000 shares of preferred stock issued and outstanding.  The preferred stock is convertible into common stock, on a one share-for-one share basis, one year after the closing of the acquisition of WEIC.

6.      Common Stock

Six months Ended June 30, 2007:

a)	On June 13, 2007, the Company issued 100,000 shares of common stock for consulting services valued at $12,740 (US$12,000).

b)	On May 11, 2007, the Company issued 1,500,000 shares of common stock for consulting services valued at $332,250 (US$300,000).

c)
On May 2, 2007, the Company issued 1,000,000 shares of common stock to a shareholder to settle a shareholder’s loan in the amount of $58,578.  A loss on settlement of debt was recorded totalling $74,550.

d)	On April 24, 2007, the Company issued 2,000,000 shares of common stock to a director for consulting services with a fair value of $219,621 (US$190,000).

e)	On April 4, 2007, the Company issued 2,000,000 shares of common stock to a director for consulting services valued at $254,540 (US$220,000).

f)
On April 4, 2007, the Company issued 6,000,000 shares of common stock to a consultant at $0.05 per share for proceeds of $347,100 (US$300,000) which has been recorded as stock subscriptions receivable at June 30, 2007. Stock-based compensation of $416,520 is included in general and administration expense to reflect the fair value of this transaction.

g)
On March 8, 2007, the Company issued 1,263,158 common shares at approximately US$0.12 per common share with a fair value of $176,922 (US$150,316) to the President of the Company in settlement of past services with a fair value of $136,153 (US$120,000), resulting in a loss on settlement of debt of $40,769 (US$30,316).

h)
On March 8, 2007, the Company issued 343,399 common shares at approximately US$0.12 per common share with a fair value of $48,098 (US$40,864) to various consultants in settlement of past services with a fair value of $39,670 (US$34,300), resulting in a loss on settlement of debt of $8,428 (US$6,564).

i)
On January 24, 2007, the Company issued 400,000 common shares at approximately US$0.09 per common share to a consultant for consulting services with a fair value of $40,191, of which $6,699 is included in prepaid expenses.

j)	For the six months ended June 30, 2007, the Company received proceeds of $381,295 (US$330,010) relating to the 30,000,000 common shares issued during the year ended December 31, 2006.

k)
 As at June 30, 2007, a total of $559,053 is included in prepaid expenses and represents the value of future services to be received by the Company in exchange for the issuance of the Company’s common shares.

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

A summary of the Company’s stock option activity is as follows:

	Six months ended June 30, 2007
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2006	450,000	US$ 0.04

Granted		
Cancelled / Forfeited		
Exercised		

Outstanding, June 30, 2007	450,000	US$ 0.04	US$ 24,750

Exercisable, June 30, 2007	450,000	US$ 0.04	US$ 24,750

There are no unvested stock options as at June 30, 2007.

Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2006	391,863	US$ 0.15
Granted during the period		
Exercised during the period		

Balance, June 30, 2007	391,863	US$ 0.15

	Number of Warrants	Expiry Date

Warrants outstanding, June 30, 2007	391,863	November 30, 2007

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

Direct contribution consists of revenues less direct costs.  Direct costs include specific costs of revenues, sales and marketing expenses, and general and administrative expenses over which there is direct discretionary control, such as marketing and sales programs, customer support expenses, bank charges and bad debt write-offs.  Expenses, over which there is no discretionary control, such as site operations costs, product development expenses, and general and administrative cost, are monitored by corporate management and are not evaluated in the measurement of segment performance.

Six months ended June 30, 2007:

	Bakery $	Wind Farm $	Corporate and Eliminations $	Consolidated $

Revenue	131,436	–	–	131,436

Cost of sales	(50,150)	–	–	(50,150)

Gross profit	81,286	–	–	81,286

Operating expenses
General and administrative	192,566	209,096	2,390,025	2,791,687

Loss from operations	(111,280)	(209,096)	(2,390,025)	(2,710,401)

Other expenses
Loss on settlement of debt	–	–	123,747	123,747

Net loss	(111,280)	(209,096)	(2,513,772)	(2,834,148)

        Welwind Energy International Corporation
        Notes to the Consolidated Financial Statements
        (Expressed in Canadian Dollars)
        (Unaudited)

8.      Segment Disclosures (continued)

The Company’s long-lived assets are allocated as follows:

As at June 30,
2007
$

Corporate	491
Bakery	2,440
Wind Farm	2,206,363

Total long-lived assets	2,209,294

All the Company’s long-lived assets are located in Canada and China.

The Company has two geographic business areas: Canada and China.  Total revenues in Canada were $131,436 during the six months period ended June 30, 2007.

Geographic Information:

Six Months Ended June 30,
Revenues	2007
$

Canada	131,436
China	-

Total	131,436

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

Quarterly Developments

During the quarter ended June 30, 2007, the Company reported the following events:

(1)	Installation of first 750 Kw test turbine in the Zhanjiang Windfarm site on May 14, 2007.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Liquidity and Capital Resources.

At June 30, 2007, we had $86,637 in cash and total current assets of $680,267 and our current liabilities are $514,438.  We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

At June 30, 2007, the Company used $659,443 of net cash flows in operating activities and $287,403 for the purchase and construction of equipment, the majority of which relates to the wind farm project. However, the Company was able to fund operations by receiving subscription proceeds of $381,295 and advances from shareholders of $49,006.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison of Period Ended June 30, 2007 to Period Ended June 30, 2006

We had $48,861 in sales during the three months ended June 30, 2007, compared to $33,353 for the three months ended June 30, 2006.  The increase in sales was due to the Company obtaining two new customers during the period.  The Company’s gross profit percentage decreased from 66% during the three month period ended June 30, 2006 to 44% during the three month period ended June 30, 2007 due to the strong Canadian dollar against the US dollar.

We anticipate that increased marketing efforts will generate the required revenues to sustain our anticipated growth. There can be no assurances that this will occur.

General and administrative expenses incurred during the three months ended June 30, 2007 totaled $1,592,894. These expenses were incurred primarily for the following reasons:

·	Accounting, audit and legal fees of approximately $17,773;
·	Business consulting fees of $1,355,027 (including stock-based compensation of $1,300,886); and
·	Other expenses of $220,094.

Similar expenses incurred for the quarter ended June 30, 2006 were $595,087. These expenses were incurred primarily for the following reasons:

·	Accounting, audit and legal fees of approximately $12,091;
·	Business consulting fees of $257,173 (including stock-based compensation of $104,575); and
·	Other expense of $325,823.

Also, there were 5,600,000 newly issued shares for the payment of services during the three months ended June 30, 2007, compared to 4,126,795 shares for the same period in the prior year.

We incurred a net loss for the three month period ended June 30, 2007 of $1,645,820 as compared to a net loss of $667,525 for the comparable prior year period. These losses were attributable to the aforementioned operating expenses. The increase in net loss was a result of the increase in stock based compensation from $104,575 for the three month period ended June 30, 2006 to $1,300,886 for the three month period ended June 30, 2007.  In addition, there was a general increase in travel expenses and other general and administrative expenses due to the operations in China that occurred during the three month period ended June 30, 2007. The China operations did not exist during the three month period ended June 30, 2006.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

On August 8, 2007, the Company filed a notice of claim against Yung Soon Lee for $13,516, the balance owed to the Company for stock options exercised during 2006.  In addition, the Company is seeking to have Mr. Lee pay interest since the date that the debt is owed pursuant to the Court Order Interest Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

On July 10, 2007, the Company disseminated a Press Release captioned “Welwind Energy Announces Turbine Commissioning Complete -- Adventis Capital Retained.”

The Company received a letter from the Securities & Exchange Commission (“SEC”) dated July 24, 2007 commenting on the Company Form 10-KSB for the year ended December 31, 2006.  The SEC has requested that the Company provide additional disclosure related to its Results of Operations on page 16 of the subject Form 10-KSB. The SEC letter also requests that the Company amend any Forms 10-QSB as applicable.  The Company is working diligently to promptly respond to this letter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on April 4, 2007;
(b)	Form 8-K filed on May 8, 2007.

Welwind Energy International Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	/s/ TAMMY LYNN MCNABB
By: Tammy-Lynn McNabb Its: CEO