Form 10KSB/A
period 2006-12-31
Welwind Energy International CORP
filed 2007-09-28
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of the registrant’s common stock outstanding as of March 29, 2007 was: 140,690,140.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

Welwind Energy International Corporation

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

Item 2.    Properties

We are located at 10-20172 113B Avenue Maple Ridge, British Columbia Canada V2X 0Y9. Our telephone number is (604) 460-8487. We rent, on a monthly basis, approximately 1915 square feet of industrial/office space for $1,830 per month, approximately 600 square feet of office space in China for approximately $1000 per month and manufacturing space of approximately 1500 square feet for $1,920 per month. Collectively, all of the space we lease is utilized for retail sales as offices and for production purposes. It is our belief that the various spaces are adequate for our immediate needs. Additional space may be required as we expand our windfarm activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3.   Legal Proceedings

We are not currently involved in any legal proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Our Common Stock

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

Revenues

Revenues for the year ended December 31, 2006 were $135,339, a decrease of 55.34% from $303,073 for 2005. Our decrease in revenues was primarily attributable to the closing of two of our retail outlets in March 2005 and November 2005.  These two retail outlets accounted for $156,560 (52%) of revenue during the 2005 fiscal year.  Our gross profit percentage increased from 47% for the year ended December 31, 2005 to 73% for the year ended December 31, 2006.  This increase was due the cessation of purchasing more expensive, prepackaged products sold by the two retail outlets closed in fiscal 2005.

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

Net Income

Net loss in 2006 was $2,493,352, a decrease of $293,710 or 10.54% from $2,787,062. The decrease in net costs is largely due to lower general and administrative expenses and also the Company incurred a loss on debt settlement of $201,038 in the prior year

LIQUIDITY AND CAPITAL RESOURCES

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

Item 7.    Financial Statements

Welwind Energy International Corporation
(formerly Vitasti, Inc.)

December 31, 2006

Index
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Cash Flows	F–4
Consolidated Statement of Stockholders’ Equity (Deficit)	F–5
Notes to the Consolidated Financial Statements	F–6

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

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 16, 2007

Welwind Energy International Corporation
(formerly Vitasti, Inc.)

Consolidated Balance Sheets

(Expressed in Canadian Dollars)

	December 31, 2006 $	December 31, 2005 $

ASSETS

Current Assets

Cash	603,182	799
Accounts receivable	14,115	9,473
Inventory	15,424	2,721
Prepaid expenses (Note 6)	1,417,630	1,404

Total Current Assets	2,050,351	14,397

Property and equipment, net (Note 2 (g))	215,304	10,600
Customer relationships (Note 8)	245,016	–
Goodwill (Note 8)	1,469,171	–

Total Assets	3,979,842	24,997

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable	130,026	85,483
Accrued liabilities (Note 3)	47,453	–
Due to related parties (Note 4)	598,198	185,626

Total Liabilities	775,677	271,109

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity (Deficit)

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2005 – None issued and outstanding)	11,137	–

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 128,583,583 shares (2005 – 45,436,494 issued and outstanding)	144,875	49,893

Additional paid-in capital	12,275,033	5,285,024

Stock subscriptions receivable (Notes 6(d) and (m))	(1,151,605)	–

Accumulated other comprehensive loss	(894)	–

Accumulated deficit	(8,074,381)	(5,581,029)

Total Stockholders’ Equity (Deficit)	3,204,165	(246,112)

Total Liabilities and Stockholders’ Equity (Deficit)	3,979,842	24,997

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
Consolidated Statements of Operations
(Expressed in Canadian Dollars)

	For the Year Ended December 31, 2006 $	For the Year Ended December 31, 2005 $

Revenue	135,339	303,073

Cost of sales	(36,857)	(161,784)

Gross profit	98,482	141,289

Operating expenses
General and administrative	2,500,102	2,653,403

Loss from continuing operations	(2,401,620)	(2,512,114)

Other expenses
Loss on settlement of debt	(90,732)	(201,038)
Loss on disposal of property and equipment	(1,000)	(66,157)

Loss before discontinued operations	(2,493,352)	(2,779,309)

Discontinued operations
Loss on disposal of assets from discontinued operations (Note 11)	–	(7,753)

Net loss	(2,493,352)	(2,787,062)

Other comprehensive loss:

Foreign currency translation adjustment	(894)	–

Comprehensive loss	(2,494,246)	(2,787,062)

Net loss per common share – basic and diluted
Continuing operations	(0.03)	(0.08)
Discontinued operations	–	–
Net loss per common share	(0.03)	(0.08)

Weighted average number of common shares outstanding	71,309,000	29,648,000

Welwind Energy International Corporation
(formerly Vitasti, Inc.)

Consolidated Statements of Cash Flows

(Expressed in Canadian Dollars)

	Year Ended December 31, 2006 $	Year Ended December 31, 2005 $

Operating activities
Net loss for the year	(2,493,352)	(2,787,062)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,212	19,931
Loss on settlement of debt	90,732	201,038
Loss on disposal of property and equipment	1,000	66,157
Loss on sale of discontinued operations	–	7,753
Stock-based compensation	1,443,987	2,324,262

Changes in operating assets and liabilities:
Bank overdraft	–	(6,486)
Accounts receivable	(4,643)	(6,687)
Inventory	(12,703)	26,938
Prepaid expenses	(5,440)	12,265
Accounts payable and accrued liabilities	93,503	(28,093)
Due to related parties	319,649	–

Net cash flows used in operating activities	(560,055)	(169,984)

Investing activities
Proceeds from sale of discontinued operations	–	20,000
Proceeds from sale (purchase) of equipment	(200,592)	2,000
Cash received upon acquisition of Welwind Energy International Corp.	2,194	–

Net cash flows (used in) provided by investing activities	(198,398)	22,000

Financing activities
Settlement of demand loan payable	–	(31,904)
Proceeds from issuance of preferred shares	556,855	–
Proceeds from issuance of common shares	804,875	5,840
Proceeds from loans from shareholders	–	160,077

Net cash flows provided by financing activities	1,361,730	134,013

Effect of foreign exchange rate on cash	(894)	–

Increase (decrease) in cash	602,383	(13,971)

Cash – beginning of year	799	14,770

Cash – end of year	603,182	799

Non-cash investing and financing activities
Issuance of common stock for finders’ fees	1,188,001	–
Issuance of common stock for settlement of debt	103,109	170,000
Issuance of common stock to settle convertible promissory note	–	265,837

Supplementary disclosures
Interest paid	–	23,156
Income taxes paid	–	–

Welwind Energy International Corporation
(formerly Vitasti, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the year ended December 31, 2006
(Expressed in Canadian Dollars)

										Accumulated
	Preferred Stock		Common Stock		Common Stock Subscribed		Additional Paid-in Capital	Stock subscriptions receivable	Accumulated Deficit	Other Comprehensive Income	Total
	# of shares	Amount	# of shares	Amount	# of shares	Amount

Balance, December 31, 2004	–	–	8,116,801	$ 8,915	14,743,199	$ 16,188	$ 2,543,875	$ –	$ (2,793,967)	$ –	$ (224,989)

Issuance of common stock subscribed		–	14,743,199	16,188	(14,743,199)	(16,188)	–	–	–	–	–

Common stock issued for conversion of debt	–	–	1,695,452	1,862	–	–	263,975	–	–	–	265,837

Adjustment for fractional shares resulting from stock split	–	–	156	–	–	–	–	–	–	–	–

Common stock issued for settlement of debt	–	–	250,000	275	–	–	169,725	–	–	–	170,000

Common stock issued on exercise of warrants	–	–	32,000	35	–	–	5,805	–	–	–	5,840

Common stock issued for services	–	–	20,598,886	22,618	–	–	2,301,644	–	–	–	2,324,262

Net loss for the year	–	–	–	–	–	–	–	–	(2,787,062)	–	(2,787,062)

Balance December 31, 2005	–	–	45,436,494	49,893	–	–	5,285,024	–	(5,581,029)	–	(246,112)

Common stock issued for cash	–	–	34,050,000	38,883	–	–	1,917,597	(1,151,605)	–	–	804,875

Common stock issued for services	–	–	27,326,795	31,181	–	–	2,605,736	–	–	–	2,636,917

Common stock issued for finders’ fees	–	–	10,000,000	11,429	–	–	1,176,572	–	–	–	1,188,001

Common stock issued for settlement of debt	–	–	770,000	859	–	–	102,250	–	–	–	103,109

Stock split adjustment	–	–	294	1	–	–	24	–	–	–	25

Common stock issued for purchase of Welwind Energy International Corp.	–	–	11,000,000	12,629	–	–	1,619,456				1,632,085

Preferred stock issued for cash	10,000,000	11,137	–	–	–	–	545,718	–	–	–	556,855

Share issuance costs	–	–	–	–	–	–	(1,188,001)	–	–	–	(1,188,001)

Stock-based compensation	–	–	–	–	–	–	210,657	–	–	–	210,657

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(894)	(894)

Net loss for the year	–	–	–	–	–	–	–	–	(2,493,352)	–	(2,493,352)

Balance December 31, 2006	10,000,000	$ 11,137	128,583,583	$ 144,875	–	$ –	$12,275,033	$ (1,151,605)	$(8,074,381)	$ (894)	$ 3,204,165

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

Property and equipment on hand consist of:

	Cost $	Accumulated depreciation $	December 31, 2006 Net carrying value $	December 31, 2005 Net carrying value $

Wind equipment under construction	158,658	–	158,658	–
Automobile	48,762	4,277	44,485	–
Computer hardware	3,947	1,167	2,780	2,500
Office furniture and equipment	12,003	2,622	9,381	8,100

	223,370	8,066	215,304	10,600

h)	Goodwill

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

2.      Summary of Significant Accounting Policies (continued)

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

6.      Common Stock (continued)

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

6.      Common Stock (continued)

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

January 1, 2006 to December 31,
2006
$

Pro Forma Revenue	135,339

Pro Forma Net Loss	(2,575,664)

Pro Forma Net Loss Per Share – Basic and Diluted	(0.04)

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

Year ended December 31, 2006:

	Bakery $	Wind Farm $	Corporate and Eliminations $	Consolidated $

Revenue	135,339	–	–	135,339

Cost of sales	(36,857)	–	–	(36,857)

Gross profit	98,482	–	–	98,482

Operating expenses
General and administrative	311,248	298,533	1,890,321	2,500,102

Loss from continuing operations	(212,766)	(298,533)	(1,890,321)	(2,401,620)

Other expenses
Loss on disposal of equipment	–	–	1,000	1,000
(Gain) loss on settlement of debt	(3,785)	–	94,517	90,732

Net loss	(208,981)	(298,533)	(1,985,838)	(2,493,352)

Other comprehensive income:

Foreign currency translation adjustment	–	(894)	–	(894)

Comprehensive loss	(208,981)	(299,427)	(1,985,838)	(2,494,246)

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

Current year net operating losses for Canadian income tax purposes are approximately $2,234,481 and will expire in 2026.

A deferred tax asset has been offset by a full valuation allowance. The components of the Company's deferred tax assets are as follows:
	December 31, 2006 $	December 31, 2005 $

Deferred tax asset
- Non-capital losses	3,267,000	2,509,000
- Less valuation allowance	(3,267,000)	(2,509,000)

Net deferred tax asset	–	–

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes.  The difference results from the following:
	December 31, 2006 $	December 31, 2005 $

Earnings (loss) before taxes	(2,493,352)	(2,787,062)
Statutory rate	35.0%	35.34%

Computed expected tax (recovery)	(872,673)	(984,948)
Non-deductible expenses	115,358	920,243
Temporary differences	2,305	7,044
Effect of change in statutory rates	–	–
Change in valuation allowance	758,068	57,661
Other	(3,058)	–

Reported income taxes	–	–

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

b)	Subsequent to December 31, 2006, the Company issued a total of 343,399 shares of common stock for consulting services accrued during 2006, valued at $38,500.

c)	The Company received partial proceeds of US$520,000 relating to the 30,000,000 shares of common stock issued during the year ended December 31, 2006. Refer to Note 6(m).

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

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Tammy-Lynn McNabb Director	$—	—	$—	—	—	—	$—

Shannon de Delley	$—	—	$—	—	—	—	$—
Director

Patrick Higgins	$—	—	$—	—	—	—	$—
Director

David Wing Yiu Cho Director (4)	$—	—	$—	—	—	100,000	$100,000

David Wing Yiu Cho Director	$—	—	$—	—	—	—	$—

Chong-Jian Zhao Director	$—	—	$—	—	—	—	$—

Feng Junyi Director	$—	—	$—	—	—	—	$—

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

(4) Mr. Cho received $100,000 converted into 2,000,000 restricted shares of Company common stock.  The shares were issued in August 2006.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2006, by:

•	each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
•	each director;
•	each of our chief executive officer and our other two most highly compensated executive officers; and
•	all executive officers and directors as a group.

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

• Audit Fees: Fees for audit services totaled $60,000 and zero in 2006 and 2005, respectively, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-QSB.

• Audit-Related Fees: Fees for audit-related services totaled approximately $10,000 and zero in 2006 and 2005, respectively. Audit-related services principally included accounting consultations.

• Tax Fees: We did not engage Manning Elliott LLP for any tax related services during 2006 or 2005.

• All Other Fees: Fees for other services not included in the above were $0 in both 2006 and 2005.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of September, 2007.

Welwind Energy International Corporation a Delaware Corporation
By:
/s/ Tammy-Lynn McNabb
Tammy-Lynn McNabb Chief Executive Officer and Chairman of the Board