Form 10QSB
period 2007-09-30
Welwind Energy International CORP
filed 2007-11-14
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 157,672,395 shares of common stock, $.001 par value per share, as of November 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

September 30, 2007

Welwind Energy International Corp.

ITEM 1. FINANCIAL STATEMENTS

Welwind Energy International Corporation

September 30, 2007

Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

Welwind Energy International Corporation
Consolidated Balance Sheets
(Expressed in Canadian Dollars)
(Unaudited)

	September 30, 2007 $	December 31, 2006 $

ASSETS

Current Assets

Cash	23,722	603,182
Accounts receivable	19,988	279
Taxes recoverable	13,619	13,836
Inventory	1,798	15,424
Prepaid expenses (Note 6)	774,348	1,417,630

Total Current Assets	833,475	2,050,351

Property and equipment (Note 2(h))	500,008	215,304
Customer relationships	245,016	245,016
Goodwill	1,469,171	1,469,171

Total Assets	3,047,670	3,979,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable	176,939	130,026
Accrued liabilities (Note 3)	9,295	47,453
Due to related parties (Note 4)	596,418	598,198

Total Liabilities	782,652	775,677

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2006 – 10,000,000 issued and outstanding)	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 148,114,140 shares (2006 – 128,583,583 issued and outstanding)	166,899	144,875

Additional paid-in capital	14,529,314	12,274,139

Stock subscriptions receivable	(1,128,504)	(1,151,605)

Accumulated deficit	(11,313,828)	(8,074,381)

Total Stockholders’ Equity	2,265,018	3,204,165

Total Liabilities and Stockholders’ Equity	3,047,670	3,979,842

        (The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)

	For the Three Months Ended September 30, 2007 $	For the Three Months Ended September 30, 2006 $	For the Nine Months Ended September 30, 2007 $	For the Nine Months Ended September 30, 2006 $

Revenue	52,495	33,758	183,931	104,639

Cost of Sales	(19,124)	(1,144)	(69,274)	(20,764)

Gross Profit	33,371	32,614	114,657	83,875

Operating Expenses
General and Administrative	438,670	562,647	3,230,357	1,348,277

Net Loss from Operations	(405,299)	(530,033)	(3,115,700)	(1,264,402)

Other Income (Loss)

Gain (Loss) on Settlement of Debt (Note 6)	–	3,785	(123,747)	(90,732)

Net Loss for the Period	(405,299)	(526,248)	(3,239,447)	(1,355,134)

Net Loss per Common Share – Basic and Diluted	(0.00)	(0.01)	(0.02)	(0.02)

Weighted Average Number of Common Shares Outstanding	145,286,000	70,902,000	138,651,000	61,981,000

        (The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2007 $	For the Nine Months Ended September 30, 2006 $

Operating Activities
Net loss for the period	(3,239,447)	(1,355,134)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	13,798	809
Foreign exchange loss	894	(896)
Loss on settlement of debt	123,746	90,732
Stock-based compensation	2,298,330	722,779

Changes in operating assets and liabilities:
Accounts receivable	(19,492)	(5,326)
Inventory	13,626	(3,057)
Prepaid expenses	(94,161)	(6,359)
Accounts payable and accrued liabilities	58,595	31,769
Due to related parties	77,000	49,036

Net Cash Flows Used In Operating Activities	(767,111)	(475,647)

Investing Activities
Cash received upon acquisition of Welwind Energy International Corp.	–	2,194
Purchase and construction of equipment	(298,502)	(93,562)
Proceeds from sale of equipment	–	5,500

Net Cash Flows Used In Investing Activities	(298,502)	(85,868)

Financing Activities
Proceeds from common stock subscriptions	381,295	–
Proceeds from issuance of preferred shares	–	556,855
Proceeds from issuance of common shares	–	224,263
Advances from shareholders	104,858	201,250

Net Cash Flows Provided By Financing Activities	486,153	982,368

Increase (Decrease) in Cash	(579,460)	420,853

Cash – Beginning of Period	603,182	799

Cash – End of Period	23,722	421,652

Supplementary Disclosures
Interest paid	–	–
Income taxes paid	–	–

Non-cash Investing and Financing Activities
Shares issued to settle debt	358,148	103,109

        (The accompanying notes are an integral part of these consolidated financial statements)

      Welwind Energy International Corporation
      Notes to the Consolidated Financial Statements
      (Expressed in Canadian Dollars)
      (Unaudited)

1.      Nature of Operations and Continuance of Business

The Company was incorporated in the State of Delaware on December 18, 1997.  On October 26, 2006, the Company changed its name to Welwind Energy International Corporation.  The Company (formerly Global Golf Holdings, Inc.) acquired a business on November 23, 2004 and since that date has adopted the business plan of the acquired Company which is to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the internet. On August 17, 2006, the Company acquired all of the outstanding and issued share capital of Welwind Energy International Corporation (“WEIC”), a private Canadian company. WEIC was founded in 2005 to build, own and operate wind farms on an international scale.  Accordingly, the Company is now involved with wind power projects in China. The Company is based in British Columbia, Canada. Refer to Note 7.

The Company has incurred significant losses in prior years and has an accumulated deficit at September 30, 2007 of $11,313,828. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) focusing on promoting and expanding its business plan, (b) continuing efforts to raise additional capital and/or other forms of financing; and (c) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

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

b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB, as amended, filed on September 28, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2007, and the consolidated results of its operations and consolidated cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Accounts receivable consists of amounts due from customers from its’ bakery operations, located in Western Canada. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of September 30, 2007, management believes no allowance for uncollectible accounts are necessary.

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

Property and equipment on hand consist of:
	Cost $	Accumulated Depreciation $	September 30, 2007 Net Carrying Value $	December 31, 2006 Net Carrying Value $

Wind equipment under construction	428,992	–	428,992	158,658
Automobile	70,843	14,851	55,992	44,485
Computer hardware	10,034	2,704	7,330	2,780
Office furniture and equipment	12,003	4,309	7,694	9,381

	521,872	21,864	500,008	215,304

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

Customer relationships consist of the relationships the Company has attained with the various levels of governments in China, which resulted in the entering of two agreements as noted in Note 7(a) and (b). The Company will amortize the carrying value of the customer relationships on a straight-line basis over the remaining estimated useful lives of the wind power plants upon commencement of the commercial production of electricity.

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

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At September 30, 2007, the exchange rate for one Chinese Renminbi was $0.1324 CAD.  For the period from January 1, 2007 to September 30, 2007, the average exchange rate for one Chinese Renminbi was $0.1444 CAD. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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
      (Expressed in Canadian Dollars)
      (Unaudited)

2.      Summary of Significant Accounting Policies (continued)

n)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares since their effect is anti-dilutive. Shares underlying these securities totalled approximately 842,000 as of September 30, 2007.

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

The Company’s bakery operations are situated in Western Canada.  As at September 30, 2007, one customer comprises approximately 93% of accounts receivable and 54% of sales

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

      Welwind Energy International Corporation
      Notes to the Consolidated Financial Statements
      (Expressed in Canadian Dollars)
      (Unaudited)

2.           Summary of Significant Accounting Principles (continued)

p)	Recently Adopted Accounting Pronouncements (continued)

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

3.      Accrued liabilities

Accrued liabilities at September 30, 2007 consist of $295 in professional fees (December 31, 2006 - $47,453) and $9,000 in consulting fees (December 31, 2006 - $nil).

4.      Related Party Transactions

a)
As at September 30, 2007, the balance due to related parties amounted to $596,418, which includes $118,523 owed to the President of the Company for management fees and working capital purposes and $357,027 owed to the spouse of the President of the Company for working capital purposes.  The remaining amount of $120,868 is amounts owing to shareholders for advances to the Company or expenses paid on the Company’s behalf. Of this amount, $104,184 bears interest at 10% per annum, and is due on demand. The remaining balance is unsecured, non-interest bearing, and payable on demand.

b)
During the nine month period ended September 30, 2007, the Company issued 1,263,158 shares of common stock to the President of the Company for consulting services valued at $136,153 (US$120,000).  Refer to Note 6(j).

5.      Preferred Stock

As at September 30, 2007, there are 10,000,000 shares of preferred stock issued and outstanding.  The preferred stock is convertible into common stock, on a one share-for-one share basis, one year after the closing of the acquisition of WEIC.

      Welwind Energy International Corporation
      Notes to the Consolidated Financial Statements
      (Expressed in Canadian Dollars)
      (Unaudited)

6.      Common Stock

Nine months Ended September 30, 2007:

a)	On September 4, 2007, the Company issued 124,000 shares of common stock for consulting services valued at $9,149 (US$8,680).

b)	On August 29, 2007, the Company issued 300,000 shares of common stock for consulting services valued at $23,794 (US$22,500), of which $21,708 is included in prepaid expenses.

c)	On August 21, 2007, the Company issued 4,500,000 shares of common stock for consulting services valued at $262,251 (US$247,500), of which $136,409 is included in prepaid expenses.

d)	On June 13, 2007, the Company issued 100,000 shares of common stock for consulting services valued at $12,740 (US$12,000), of which $5,308 is included in prepaid expenses.

e)	On May 11, 2007, the Company issued 1,500,000 shares of common stock for consulting services valued at $332,250 (US$300,000).

f)
On May 2, 2007, the Company issued 1,000,000 shares of common stock to a shareholder to settle a shareholder’s loan in the amount of $58,578.  A loss on settlement of debt was recorded totaling $74,550.

g)
On April 24, 2007, the Company issued 2,000,000 shares of common stock to a director for consulting services with a fair value of $219,621 (US$190,000), of which $192,168 is included in prepaid expenses.

h)	On April 4, 2007, the Company issued 2,000,000 shares of common stock to a director for consulting services valued at $254,540 (US$220,000), of which $222,722 is included in prepaid expenses.

i)
On April 4, 2007, the Company issued 6,000,000 shares of common stock to a consultant at $0.05 per share for proceeds of $347,100 (US$300,000). Stock-based compensation of $416,520 is included in general and administration expense to reflect the fair value of this transaction.

j)
On March 8, 2007, the Company issued 1,263,158 common shares at approximately US$0.12 per common share with a fair value of $176,922 (US$150,316) to the President of the Company in settlement of past services with a fair value of $136,153 (US$120,000), resulting in a loss on settlement of debt of $40,769 (US$30,316).

k)
On March 8, 2007, the Company issued 343,399 common shares at approximately US$0.12 per common share with a fair value of $48,098 (US$40,864) to various consultants in settlement of past services with a fair value of $39,670 (US$34,300), resulting in a loss on settlement of debt of $8,428 (US$6,564).

l)	On January 24, 2007, the Company issued 400,000 common shares at approximately US$0.09 per common share to a consultant for consulting services with a fair value of $40,191.

m)	For the nine months ended September 30, 2007, the Company received proceeds of $381,295 (US$330,010) relating to the 30,000,000 common shares issued during the year ended December 31, 2006.

n)
 As at September 30, 2007, a total of $667,671 is included in prepaid expenses and represents the value of future services to be received by the Company in exchange for the issuance of the Company’s common shares.  Of this amount $88,355 relates to shares issued in 2006.

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

A summary of the Company’s stock option activity is as follows:

	Nine months ended September 30, 2007
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2006	450,000	US$ 0.04

Granted		
Cancelled / Forfeited		
Exercised		

Outstanding, September 30, 2007	450,000	US$ 0.04	US$ 13,950
Exercisable, September 30, 2007	450,000	US$ 0.04	US$ 13,950

There are no unvested stock options as at September 30, 2007.

Warrants

The following table summarizes the continuity of the Company’s warrants:
	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2006	391,863	US$ 0.15
Granted during the period		
Exercised during the period		

Balance, September 30, 2007	391,863	US$ 0.15

	Number of Warrants	Expiry Date

Warrants outstanding, September 30, 2007	391,863	November 30, 2007

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

Nine months ended September 30, 2007:

	Bakery $	Wind Farm $	Corporate and Eliminations $	Consolidated $

Revenue	183,931	–	–	183,931

Cost of sales	(69,274)	–	–	(69,274)

Gross profit	114,657	–	–	114,657

Operating expenses
General and administrative	281,711	298,563	2,650,083	3,230,357

Loss from operations	(167,054)	(298,563)	(2,650,083)	(3,115,700)

Other expenses
Loss on settlement of debt	–	–	(123,747)	(123,747)

Net loss	(167,054)	(298,563)	(2,773,830)	(3,239,447)

      Welwind Energy International Corporation
      Notes to the Consolidated Financial Statements
      (Expressed in Canadian Dollars)
      (Unaudited)

8.      Segment Disclosures (continued)

The Company’s long-lived assets are allocated as follows:

As at September 30,
2007
$

Corporate	448
Bakery	2,224
Wind Farm	2,211,523

Total long-lived assets	2,214,195

All the Company’s long-lived assets are located in Canada and China.

The Company has two geographic business areas: Canada and China.  Total revenues in Canada were $183,931 during the nine months period ended September 30, 2007.

Geographic Information:
Nine Months Ended September 30,
Revenues	2007
$

Canada	183,931
China	–

Total	183,931

For the nine months ended September 30, 2007, one customer represents 54% of total revenue.

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

WEIC was founded in 2005 to build, own and operate wind farms on an international scale. Their current project is to bridge the North America-China link by building wind farms in China beginning along the South China Sea. The Company took several trips to China where two contracts were signed with the cities of Yangxi and Zhanjiang in the Province of Guangdong. The signed contracts allow the Company to build up to 1000 Megawatts (“MW”) of wind power in Guangdong Province. The Company’s first two projects are located in Yangxi and Zhanjiang in the Guangdong Province of China.  The projects are planned to be constructed in three phases.  In Phase I, the Company is constructing wind energy plants capable of supplying local demand for energy.   Phase I involves the construction of two 49 MW plants, one in Yangxi and one in Zhanjiang. The company has also been in negotiations for a 50 year purchase price agreement (“PPA”) as well.  The engineering, procurement and Construction (EPC) contractor, China Machine International Building Corp., has agreed to provide the engineering, procurement and construction on the projects along with performance bonds.

While in China, the Company formally signed the commitment for a land lease pertaining to the Zhanjiang wind farm. We plan to build forty-nine (49) MW in the first phase of a six hundred (600) MW wind farm on this property.

Product

The Zhanjiang Project

The Zhanjiang Project will see the instillation of a six hundred (600) MW wind farm on the subject property during the course of the buildout.  The installation of Welwind’s first 750 Kw turbine in Zhanjiang, Donghai Island took place May 17, 2007. Data will be collected by ENGGA and analyzed to ensure the turbine is operating in a normal, satisfactory manner.  The data will be collected and processed in accordance with strict industry standard procedures and correlating data from the 80 meter meteorological tower on site will assist in providing an accurate compilation of atmospheric conditions during the testing period.  All cabling has been installed underground and connected to the grid for monitoring output.

Power performance testing will also follow strict guidelines and once the test period is complete, test data of the turbine will be analyzed and assessed. Further steps may include design refinement, product certification, or further testing.

In conjunction with the success of the turbine, a commercialization plan outlining the steps required to engage in a PPA will be implemented. Directors and project managers will be onsite until the installation, connection and testing is complete.

Yangxi Project

In regards to the Yangxi wind farm project, the installation of the 100 meter meteorological tower took place in June of 2006. The data collected over the next year will provide the necessary information required to build out the wind farm. The Yangxi wind farm will start as a 49 MW project building out to 400 MWs.  The data continues to come in from the 80 ft. meteorological tower and is showing to be viable for a wind farm.

Supply

The Company and Guangzhou Engga Wind Energy Co. Ltd. (“ENGGA”) announced a cooperative relationship where by the Company and ENGGA will work together on the technology and future supply of all Welwind turbines. The agreement gives Welwind priority (but no a binding commitment by the company) for all turbines to be manufactured by ENGGA. ENGGA is the sino-joint enterprise with the shareholders by Britain ENGGA Power Generator Co., Ltd. and Hong Kong ENGGA Investment Co., Ltd. with the registered capital reaching RMB30 million and specializing in making, selling and installing wind power generation equipments, as well as selling parts of wind power generation equipments.

Our Strategy

During 2006, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our business model for project developments in the alternative energy market and continued growth in our health and wellness operations.

These milestones include:

•	Continued operations of our Acai Granola on a passive level.
•	Developed a business model to pursue development of wind energy projects internationally
•	Acquired our first wind energy development company through the acquisition of Welwind Energy International Corporation in August 2007

As a result of the achievements of these milestone and our ongoing marketing and business development efforts, we have set the ground work for promising results for the organization.  Our current focus in the alternative energy market is our primary focus in our business moving forward for 2007 and 2008. The capital currently available to us and future financings will be for the development and operation of wind farms in China and continued expansion of wind projects globally. The company sees additional growth via acquisitions of additional wind farm projects.

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

Quarterly Developments

During the quarter ended September 30, 2007, the Company reported the following events:

(1)	July 10, 2007 - Adventis Capital Inc. has been retained to provide facilitation and consulting services for advancing the Company's business plan with strategic and financial partners
(2)
November 9, 2007 - received a letter of interest from Acterra Group to fund Phase I of the company's Zhanjiang Windfarm project. Phase I consists of 65 turbines at 1.2-1.5 million per turbine. This commitment will be up to, but not limited to, $75 million.

(3)
November 14, 2007 - negotiating a land lease agreement in the Peace River Region of British Columbia, Canada. The Peace River Region has been deemed as a commercially viable location to develop a windfarm

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Liquidity and Capital Resources.

At September 30, 2007, we had $23,722 in cash and total current assets of $833,475 and our current liabilities are $782,652.  We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

During the nine months ended September 30, 2007, the Company used $767,111 of net cash flows in operating activities and $298,502 for the purchase and construction of equipment, the majority of which relates to the wind farm project. However, the Company was able to fund operations by receiving subscription proceeds of $381,295 and advances from shareholders of $104,858.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison of Period Ended September 30, 2007 to Period Ended September 30, 2006

We had $52,495 in sales during the three months ended September 30, 2007, compared to $33,758 for the three months ended September 30, 2006.  The increase in sales was due to the Company obtaining two new customers during the period.  The Company’s gross profit percentage decreased from 96.6% during the three month period ended September 30, 2006 to 63.6% during the three month period ended September 30, 2007 due to the strong Canadian dollar against the US dollar.

We anticipate that increased marketing efforts will generate the required revenues to sustain our anticipated growth. There can be no assurances that this will occur.

General and administrative expenses incurred during the three months ended September 30, 2007 totaled $438,670. These expenses were incurred primarily for the following reasons:

·	Accounting, audit and legal fees of approximately $22,167;
·	Business consulting fees of $236,987 (including stock-based compensation of $187,577); and
·	Other expenses of $179,516.

Similar expenses incurred for the quarter ended September 30, 2006 were $562,647. These expenses were incurred primarily for the following reasons:

·	Accounting, audit and legal fees of approximately $38,091;
·	Business consulting fees of $465,391 (including stock-based compensation of $287,784); and
·	Other expense of $59,165.

Also, there were 4,924,000 newly issued shares for the payment of services during the three months ended September 30, 2007, compared to 4,245,000 shares for the same period in the prior year.

We incurred a net loss for the three month period ended September 30, 2007 of $405,299 as compared to a net loss of $526,248 for the comparable prior year period. These losses were attributable to the aforementioned operating expenses. The decrease in net loss was a result of the decrease in stock based compensation from $287,784 for the three month period ended September 30, 2006 to $187,577 for the three month period ended September 30, 2007.  In addition, there was a decrease in professional fees from $38,091 for the three month period ended September 30, 2006 to $22,167 for the three month period ended September 30, 2007.  Other expenses increased from $59,165 for the three months ended September 30, 2006 to $179,516 for the three months ended September 30, 2007 due to a general increase in travel expenses and other general and administrative expenses due to the operations in China that occurred during the three month period ended September 30, 2007. The China operations had just begun during the three month period ended September 30, 2006, as the acquisitions of Welwind Energy International Corp had closed on August 17, 2006.

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

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended September 30, 2007, or subsequent to that date through the date of this report.

Welwind Energy International Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ TAMMY LYNN MCNABB
Date: November 14, 2007	By: Tammy-Lynn McNabb
Its: CEO