Form 10QSB/A
period 2007-06-30
Welwind Energy International CORP
filed 2008-04-04
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB/A
Amendment No. 1
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

EXPLANATORY NOTE: This Form 10-QSB/A is being filed to restate the financial statements to properly reflect certain consulting expenses for shares issued for services, rather than shares having been issued for cash.  Additional information regarding this restatement may be found on the Form 8-K filed by the Registrant on April 3, 2008.

Only those items affected by the restatement are being included in this amendment.

ITEM 1. FINANCIAL STATEMENTS

Welwind Energy International Corporation

June 30, 2007

Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

Welwind Energy International Corporation
Consolidated Balance Sheets
(Expressed in Canadian Dollars)
(Unaudited)
	June 30, 2007 $	December 31, 2006 $
	(Restated – Note 9)
ASSETS

Current Assets

Cash	86,637	603,182
Accounts receivable	11,509	14,115
Inventory	5,966	15,424
Prepaid expenses (Note 6)	957,965	1,417,630

Total Current Assets	1,062,077	2,050,351

Property and equipment (Note 2(h))	495,107	215,304
Customer relationships (Note 8)	245,016	245,016
Goodwill (Note 8)	1,469,171	1,469,171

Total Assets	3,271,371	3,979,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable	133,370	130,026
Accrued liabilities (Note 3)	19,843	47,453
Due to related parties (Note 4)	361,225	598,198

Total Liabilities	514,438	775,677

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2006 – 10,000,000 issued and outstanding)	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 143,190,140 shares (2006 – 128,583,583 issued and outstanding)	161,683	144,875

Additional paid-in capital	14,239,336	12,274,139

Stock subscriptions receivable	(781,404)	(1,151,605)

Accumulated deficit	(10,873,819)	(8,074,381)

Total Stockholders’ Equity	2,756,933	3,204,165

Total Liabilities and Stockholders’ Equity	3,271,371	3,979,842

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)

	For the Three Months Ended June 30, 2007 $	For the Three Months Ended June 30, 2006 $	For the Six Months Ended June 30, 2007 $	For the Six Months Ended June 30, 2006 $
	(Restated – Note 9)		(Restated – Note 9)

Revenue	48,861	33,353	131,436	70,881

Cost of Sales	(27,237)	(11,274)	(50,150)	(19,620)

Gross Profit	21,624	22,079	81,286	51,261

Operating Expenses
General and Administrative	1,558,184	595,087	2,756,977	785,630

Net Loss from Operations	(1,536,560)	(573,008)	(2,675,691)	(734,369)

Other Loss

Loss on Settlement of Debt (Note 6)	74,550	94,517	123,747	94,517

Net Loss for the Period	(1,611,110)	(667,525)	(2,799,438)	(828,886)

Net Loss per Common Share – Basic and Diluted	(0.01)	(0.01)	(0.02)	(0.01)

Weighted Average Number of Common Shares Outstanding	141,202,000	65,486,000	135,278,000	57,447,000

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)
	For the Six Months Ended June 30, 2007 $	For the Six Months Ended June 30, 2006 $

	(Restated – Note 9)
Operating Activities
Net loss for the period	(2,799,438)	(828,886)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,600	–
Foreign exchange loss	894	–
Loss on settlement of debt	123,747	94,517
Stock-based compensation	2,086,213	434,995

Changes in operating assets and liabilities:
Accounts receivable	2,606	495
Inventory	9,458	1,791
Prepaid expenses	(13,755)	(13,170)
Accounts payable and accrued liabilities	25,573	72,818
Due to related parties	(102,341)	–

Net Cash Flows Used In Operating Activities	(659,443)	(237,440)

Investing Activities
Payment on deposit	–	(78,550)
Purchase and construction of equipment	(287,403)	–
Proceeds from sale of equipment	–	5,500

Net Cash Flows Used In Investing Activities	(287,403)	(73,050)

Financing Activities
Proceeds from common stock subscriptions	381,295	–
Proceeds from issuance of common shares	–	112,892
Advances from shareholders	49,006	201,250

Net Cash Flows Provided By Financing Activities	430,301	314,142

Increase (Decrease) in Cash	(516,545)	3,652

Cash – Beginning of Period	603,182	799

Cash – End of Period	86,637	4,451

Supplementary Disclosures
Interest paid	–	–
Income taxes paid	–	–

Non-cash Investing and Financing Activities
Shares issued to settle debt	358,147	103,109

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

The Company has incurred significant losses in prior years and has an accumulated deficit at June 30, 2007 of $10,873,819. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

f)
On April 4, 2007, the Company issued 6,000,000 shares of common stock at US$0.11 per common share to a consultant for consulting services with a fair value of $763,620 of which $381,810 is included in prepaid expenses.

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

A summary of the Company’s stock option activity is as follows:

	Six months ended June 30, 2007
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2006	450,000	$ US 0.04

Granted	-	-
Cancelled / Forfeited	-	-
Exercised	-	-

Outstanding, June 30, 2007	450,000	$ US 0.04	US$ 24,750

Exercisable, June 30, 2007	450,000	$	US 0.04	US$ 24,750

There are no unvested stock options as at June 30, 2007.

Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2006	391,863	US $ 0.15
Granted during the period		-
Exercised during the period		-
Balance, June 30, 2007	391,863	US $ 0.15

	Number of Warrants	Expiry Date

Warrants outstanding, June 30, 2007	391,863	November 30, 2007

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

Six months ended June 30, 2007:
	Bakery $	Wind Farm $	Corporate and Eliminations $	Consolidated $

Revenue	131,436	–	–	131,436

Cost of sales	(50,150)	–	–	(50,150)

Gross profit	81,286	–	–	81,286

Operating expenses
General and administrative	192,566	209,096	2,355,315	2,756,977

Loss from operations	(111,280)	(209,096)	(2,355,315)	(2,675,691)

Other expenses
Loss on settlement of debt	–	–	123,747	123,747

Net loss	(111,280)	(209,096)	(2,479,062)	(2,799,438)

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

Geographic Information:

Six Months Ended June 30,
Revenues	2007
$

Canada	131,436
China	-

Total	131,436

9.	Restatement

The Company has restated its consolidated financial statements for the period ended June 30, 2007, to reflect additional consulting expenses related to shares issued for services.  The Company had previously recorded the 6,000,000 shares described in Note 6(f) as issued for cash at $0.05 per share for proceeds of $347,100 (US$300,000) which had been recorded as stock subscriptions receivable, with an additional $416,520 recognized as stock-based compensation.  The Company is restating its financial statements to properly record the issuance of common stock for consulting services with a fair value of $763,620, of which $381,810 is included in prepaid expenses.

The accompanying consolidated financial statements for the period ended June 30, 2007 has been restated to effect the changes described above.  The impact of the adjustments related to the increase in stock-based compensation as at June 30, 2007 for the period then ended is summarized below:

	June 30, 2007 As Reported $	Adjustment $		June 30, 2007 As Restated $

Consolidated Balance Sheet

Current Assets

Prepaid expenses	576,155	381,810	(a)	957,965

Stockholders’ Equity

Stock subscriptions receivable	(1,128,504)	347,100	(a)	(781,404)
Accumulated deficit	(10,908,529)	34,710	(a)	(10,873,819)
Total Stockholders’ Equity	2,375,123	381,810	(a)	2,756,933

(a)	To record shares issued for services.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

9. Restatement (continued)

	For the Six Months Ended June 30, 2007 As Reported $	Adjustment $		For the Six Months Ended June 30, 2007 As Restated $

Consolidated Statement of Operations
General and Administrative	2,791,687	(34,710)	(a)	2,756,977

Net loss for the period	(2,834,148)	34,710	(a)	(2,799,438)

Net Loss Per Share – Basic and Diluted	(0.02)			(0.02)

(a)	To record shares issued for services.

	For the Three Months Ended June 30, 2007 As Reported $	Adjustment $		For the Three Months Ended June 30, 2007 As Restated $

Consolidated Statement of Operations
General and Administrative	1,592,894	(34,710)	(a)	1,558,184

Net loss for the period	(1,645,820)	34,710	(a)	(1,611,110)

Net Loss Per Share – Basic and Diluted	(0.01)			(0.01)

(a)	To record shares issued for services.

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

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations were located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Liquidity and Capital Resources.

At June 30, 2007, we had $86,637 in cash and total current assets of $1,062,077 and our current liabilities are $514,438.  We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our business.

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

General and administrative expenses incurred during the three months ended June 30, 2007 totaled $1,558,184. These expenses were incurred primarily for the following reasons:

·	Accounting, audit and legal fees of approximately $17,773;
·	Business consulting fees of $1,320,317 (including stock-based compensation of $1,266,176); and
·	Other expenses of $220,094.

Similar expenses incurred for the quarter ended June 30, 2006 were $595,087. These expenses were incurred primarily for the following reasons:

·	Accounting, audit and legal fees of approximately $12,091;
·	Business consulting fees of $257,173 (including stock-based compensation of $104,575); and
·	Other expense of $325,823.

Also, there were 11,600,000 newly issued shares for the payment of services during the three months ended June 30, 2007, compared to 4,126,795 shares for the same period in the prior year.

We incurred a net loss for the three month period ended June 30, 2007 of $1,611,110 as compared to a net loss of $667,525 for the comparable prior year period. These losses were attributable to the aforementioned operating expenses. The increase in net loss was a result of the increase in stock based compensation from $104,575 for the three month period ended June 30, 2006 to $1,266,176 for the three month period ended June 30, 2007.  In addition, there was a general increase in travel expenses and other general and administrative expenses due to the operations in China that occurred during the three month period ended June 30, 2007. The China operations did not exist during the three month period ended June 30, 2006.

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

Company Name

Date: April 4, 2008	By:	/s/ TAMMY LYNN MCNABB
Tammy-Lynn McNabb
	Its:	CEO