Form 10QSB/A
period 2007-09-30
Welwind Energy International CORP
filed 2008-04-04
CIK 1052671

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

EXPLANATORY NOTE: This Form 10-QSB/A is being filed to restate the financial statements to properly reflect certain consulting expenses for shares issued for services during the period ended June 30, 2007, rather than shares having been issued for cash during such period.  Additional information regarding this restatement may be found on the Form 8-K filed by the Registrant on April 3, 2008.

Only those items affected by the restatement are being included in this amendment.

ITEM 1. FINANCIAL STATEMENTS

Welwind Energy International Corporation

September 30, 2007
Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

Welwind Energy International Corporation
Consolidated Balance Sheets
(Expressed in Canadian Dollars)
(Unaudited)
	September 30, 2007 $	December 31, 2006 $
	(Restated – Note 9)
ASSETS

Current Assets

Cash	23,722	603,182
Accounts receivable	19,988	279
Taxes recoverable	13,619	13,836
Inventory	1,798	15,424
Prepaid expenses (Note 6)	774,348	1,417,630

Total Current Assets	833,475	2,050,351

Property and equipment (Note 2(h))	500,008	215,304
Customer relationships	245,016	245,016
Goodwill	1,469,171	1,469,171

Total Assets	3,047,670	3,979,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable	176,939	130,026
Accrued liabilities (Note 3)	9,295	47,453
Due to related parties (Note 4)	596,418	598,198

Total Liabilities	782,652	775,677

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2006 – 10,000,000 issued and outstanding)	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 148,114,140 shares (2006 – 128,583,583 issued and outstanding)	166,899	144,875

Additional paid-in capital	14,529,314	12,274,139

Stock subscriptions receivable	(781,404)	(1,151,605)

Accumulated deficit	(11,660,928)	(8,074,381)

Total Stockholders’ Equity	2,265,018	3,204,165

Total Liabilities and Stockholders’ Equity	3,047,670	3,979,842

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(Unaudited)
	For the Three Months Ended September 30, 2007 $	For the Three Months Ended September 30, 2006 $	For the Nine Months Ended September 30, 2007 $	For the Nine Months Ended September 30, 2006 $
	(Restated – Note 9)		(Restated – Note 9)

Revenue	52,495	33,758	183,931	104,639

Cost of Sales	(19,124)	(1,144)	(69,274)	(20,764)

Gross Profit	33,371	32,614	114,657	83,875

Operating Expenses
General and Administrative	785,770	562,647	3,577,457	1,348,277

Net Loss from Operations	(752,399)	(530,033)	(3,462,800)	(1,264,402)

Other Income (Loss)

Gain (Loss) on Settlement of Debt (Note 6)	–	3,785	(123,747)	(90,732)

Net Loss for the Period	(752,399)	(526,248)	(3,586,547)	(1,355,134)

Net Loss per Common Share – Basic and Diluted	(0.01)	(0.01)	(0.03)	(0.02)

Weighted Average Number of Common Shares Outstanding	145,286,000	70,902,000	138,651,000	61,981,000

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)
(Unaudited)
	For the Nine Months Ended September 30, 2007 $	For the Nine Months Ended September 30, 2006 $
	(Restated – Note 9)
Operating Activities
Net loss for the period	(3,586,547)	(1,355,134)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	13,798	809
Foreign exchange loss	894	(896)
Loss on settlement of debt	123,746	90,732
Stock-based compensation	2,645,430	722,779

Changes in operating assets and liabilities:
Accounts receivable	(19,492)	(5,326)
Inventory	13,626	(3,057)
Prepaid expenses	(94,161)	(6,359)
Accounts payable and accrued liabilities	58,595	31,769
Due to related parties	77,000	49,036

Net Cash Flows Used In Operating Activities	(767,111)	(475,647)

Investing Activities
Cash received upon acquisition of Welwind Energy International Corp.	–	2,194
Purchase and construction of equipment	(298,502)	(93,562)
Proceeds from sale of equipment	–	5,500

Net Cash Flows Used In Investing Activities	(298,502)	(85,868)

Financing Activities
Proceeds from common stock subscriptions	381,295	–
Proceeds from issuance of preferred shares	–	556,855
Proceeds from issuance of common shares	–	224,263
Advances from shareholders	104,858	201,250

Net Cash Flows Provided By Financing Activities	486,153	982,368

Increase (Decrease) in Cash	(579,460)	420,853

Cash – Beginning of Period	603,182	799

Cash – End of Period	23,722	421,652

Supplementary Disclosures
Interest paid	–	–
Income taxes paid	–	–

Non-cash Investing and Financing Activities
Shares issued to settle debt	358,148	103,109

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

The Company has incurred significant losses in prior years and has an accumulated deficit at September 30, 2007 of $11,660,928. The Company's ability to continue as a going concern is dependent upon the Company's obtaining additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

h)	On April 4, 2007, the Company issued 2,000,000 shares of common stock to a director for consulting services valued at $254,540 (US$220,000), of which $222,722 is included in prepaid expenses.

i)	On April 4, 2007, the Company issued 6,000,000 shares of common stock at US$0.11 per share to a consultant for consulting services with a fair value of $763,620.

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

A summary of the Company’s stock option activity is as follows:

	Nine months ended September 30, 2007
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2006	450,000	$ US 0.04

Granted	-	-
Cancelled / Forfeited	-	-
Exercised	-	-

Outstanding, September 30, 2007	450,000	$ US 0.04	US$ 13,950

Exercisable, September 30, 2007	450,000	$	US 0.04	US$ 13,950

There are no unvested stock options as at September 30, 2007.

Warrants

The following table summarizes the continuity of the Company’s warrants:
	Number of Warrants	Weighted Average Exercise Price

Balance, December 31, 2006	391,863	US $ 0.15
Granted during the period	-	-
Exercised during the period	-	-

Balance, September 30, 2007	391,863	US $ 0.15

	Number of Warrants	Expiry Date

Warrants outstanding, September 30, 2007	391,863	November 30, 2007

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

Nine months ended September 30, 2007:

	Bakery $	Wind Farm $	Corporate and Eliminations $	Consolidated $

Revenue	183,931	–	–	183,931

Cost of sales	(69,274)	–	–	(69,274)

Gross profit	114,657	–	–	114,657

Operating expenses
General and administrative	281,711	298,563	2,997,183	3,577,457

Loss from operations	(167,054)	(298,563)	(2,997,183)	(3,462,800)

Other expenses
Loss on settlement of debt	–	–	(123,747)	(123,747)

Net loss	(167,054)	(298,563)	(3,120,930)	(3,586,547)

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

Geographic Information:

Nine Months Ended September 30,
Revenues	2007
$

Canada	183,931
China	-

Total	183,931

For the nine months ended September 30, 2007, one customer represents 54% of total revenue.

9.	Restatement

The Company has restated its consolidated financial statements for the period ended September 30, 2007, to reflect additional consulting expenses related to shares issued for services.  The Company had previously recorded the 6,000,000 shares described in Note 6(i) as issued for cash at $0.05 per share for proceeds of $347,100 (US$300,000) which had been recorded as stock subscriptions receivable, with an additional $416,520 recognized as stock-based compensation.  The Company is restating its financial statements to properly record the issuance of common stock for consulting services with a fair value of $763,620.

The accompanying consolidated financial statements for the period ended September 30, 2007 has been restated to effect the changes described above.  The impact of the adjustments related to the increase in stock-based compensation as at September 30, 2007 for the period then ended is summarized below:

	September 30, 2007 As Reported $	Adjustment $		September 30, 2007 As Restated $

Consolidated Balance Sheet

Stockholders’ Deficit

Stock subscriptions receivable	(1,128,504)	347,100	(a)	(781,404)
Accumulated deficit	(11,313,828)	(347,100)	(a)	(11,660,928)

(a)	To record shares issued for services.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(Unaudited)

9. Restatement (continued)

	For the Nine Months Ended September 30, 2007 As Reported $	Adjustment $		For the Nine Months Ended September 30, 2007 As Restated $

Consolidated Statement of Operations
General and Administrative	3,230,357	(347,100)	(a)	3,577,457

Net loss for the period	(3,239,447)	(347,100)	(a)	(3,586,547)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.01)		(0.03)

(a)	To record shares issued for services.

	For the Three Months Ended September 30, 2007 As Reported $	Adjustment $		For the Three Months Ended September 30, 2007 As Restated $

Consolidated Statement of Operations
General and Administrative	438,670	(347,100)	(a)	785,770

Net loss for the period	(405,299)	(347,100)	(a)	(752,399)

Net Loss Per Share – Basic and Diluted	–	(0.01)		(0.01)

(a)	To record shares issued for services.

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

(3)
November 14, 2007 - negotiating a land lease agreement in the Peace River Region of British Columbia, Canada. The Peace River Region has been deemed as a commercially viable location to develop a windfarm.

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

General and administrative expenses incurred during the three months ended September 30, 2007 totaled $785,770. These expenses were incurred primarily for the following reasons:

·	Accounting, audit and legal fees of approximately $22,167;
·	Business consulting fees of $584,087 (including stock-based compensation of $559,217); and
·	Other expenses of $179,516.

Similar expenses incurred for the quarter ended September 30, 2006 were $562,647. These expenses were incurred primarily for the following reasons:

·	Accounting, audit and legal fees of approximately $38,091;
·	Business consulting fees of $465,391 (including stock-based compensation of $287,784); and
·	Other expense of $59,165.

Also, there were 4,924,000 newly issued shares for the payment of services during the three months ended September 30, 2007, compared to 4,245,000 shares for the same period in the prior year.

We incurred a net loss for the three month period ended September 30, 2007 of $752,399 as compared to a net loss of $526,248 for the comparable prior year period. These losses were attributable to the aforementioned operating expenses. The increase in net loss was a result of the increase in stock based compensation from $287,784 for the three month period ended September 30, 2006 to $559,217 for the three month period ended September 30, 2007.  In addition, there was a decrease in professional fees from $38,091 for the three month period ended September 30, 2006 to $22,167 for the three month period ended September 30, 2007.  Other expenses increased from $59,165 for the three months ended September 30, 2006 to $179,516 for the three months ended September 30, 2007 due to a general increase in travel expenses and other general and administrative expenses due to the operations in China that occurred during the three month period ended September 30, 2007. The China operations had just begun during the three month period ended September 30, 2006, as the acquisitions of Welwind Energy International Corp had closed on August 17, 2006.

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

Date: April 4, 2008	By:	/s/ TAMMY LYNN MCNABB
	By:	Tammy-Lynn McNabb
	Its	CEO