Form 10KSB
period 2007-12-31
Welwind Energy International CORP
filed 2008-04-15
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended December 31, 2007: $nil (From Discontinued Operations - $197,545 Please refer to Note 11 of the Financial Statements)

Number of shares of the registrant’s common stock outstanding as of April 11, 2008 was: 163,564,837

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

Form 8-K filed on February 8, 2007

Form 8-K filed on April 4, 2007

Form 8-K filed on May 9, 2007

Form 8-K filed on January 23, 2008

Form S-8 filed on February 4, 2008

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

The Acquisition of Welwind Energy International Corporation.

On April 11, 2006, the Company and Welwind Energy International Corporation, a corporation duly incorporated under the laws of the Province of Alberta, Canada, and the shareholders of Welwind Energy International Corporation (the “Shareholders”), entered into a Share Exchange Agreement (the ‘Agreement”). The Agreement was closed on the 17th of August 2006. Per the Agreement, the Company acquired 100% of Welwind Energy International Corporation (“WEIC”) in exchange for 11,000,000 unregistered shares of Vitasti, which were distributed to the Shareholders as required by the terms of the Agreement. The Shareholders are subject to the resale provisions of Rule 144.

On October 26, 2006, the Company filed in the office of the Secretary of State for the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation, causing the name of the Company to be changed from Vitasti, Inc. to Welwind Energy International Corp.

WEIC was founded in 2005 to build, own and operate wind farms on an international scale. Our current project is to bridge the North America-China link by building wind farms in China beginning along the South China Sea.

During 2006, Company representatives took several trips to China where two contracts were signed with the cities of Yangxi and Zhanjiang in the Province of Guangdong. The signed contracts allow the Company to build up to 1000 Megawatts (“MW”) of wind power in Guangdong Province. The company has also been in negotiations for a 50 year purchase price agreement (“PPA”) as well.  The engineering, procurement and Construction (EPC) contractor, China Machine International Building Corp., has agreed to provide the engineering, procurement and construction on the projects along with performance bonds.

In June 2006, Representatives of the Company attended the Renewable Energy Finance Asia Conference in Hong Kong. The investment forum brought together International Industry leaders and presented networking discussions from Carbon markets and alternative energy. Investors, Fund managers, Utilities Government, Asian Development Banks, The World Bank and the United Nations were among those in attendance, providing experience and perspective to this growing market. The event clearly solidifies the confidence of renewable energy in Asia and provided us with numerous networking opportunities.

While at the conference, Company representatives spent time with representatives of the International Finance Corporation/World Bank to discuss international developments and economic growth of the company.

In 2006, while in China, Company representatives formally signed the commitment for a land lease pertaining to the Zhanjiang wind farm. We plan to build forty-nine (49) MW in the first phase of a six hundred (600) MW wind farm on this property.

Projects

The Zhanjiang Project

The Zhanjiang Project will see the instillation of a six hundred (600) MW wind farm on the subject property.  Through a cooperative agreement with Guangzhou Engga Wind Energy Co. Ltd (“Engga”), the first turbine produced by Engga for the Company rolled-off the production line in February 2007. During this Phase 1, the Company expects to build forty-nine (49) MWs.

Installation of the 750 KW test turbine was completed in May 2007.  ENGAA, the turbine manufacturer, immediately commenced monitoring the data from this first turbine. By July 2007, ENGAA had completed its commissioning stage of the Zhanjiang Turbine and had begun to assess and analyze the data from that turbine.

A Project Feasibility Study Report and Grid Connection Report were finalized in November 2007 by the Guandong Electric Power Design Institute, and subsequently submitted to the Guangdong Power Grid Corporation for review in anticipation of finalizing a Power Purchase Agreement (“PPA”).

However, certain unexpected issues arose late in 2007 related to the Zhanjiang Windfarm.  During the due diligence period for the PPA, an issue with the local Port Authority arose requiring meetings with various levels of the Zhanjiang Government and the Port Authority. In a meeting during January 2008 between Welwind representatives and high ranking officials of the Port Authority and Government, all outstanding issues were resolved and the PPA due diligence process should be completed sometime during the 2nd quarter of 2008.

The Yangxi Project

The base of the Yangxi Wind Farm Project was completed, along with the installation of the 100 meter meteorological tower, in June of 2006. At that time, we began to collect data necessary to provide the information required to build out the wind farm. Phase 1 of the Yangxi wind farm will consist of a 49 MW project.  We anticipate that the Yangxi project will consist of a total of 400 MWs once fully completed.

In January 2008, after 16 months of collecting date from the tower at the Yangxi location, a formal Project Proposal was submitted to the Yangxi Government. All data collected to date shows promising results for the future build out of this wind farm.

Funding the Projects

In January 2008, the Company also completed a $500,000 financing, which will be used to fund the two projects and as general working capital. The Company believes that these funds will be sufficient to meet our working capital requirements until the signing of the PPAs and subsequent completion of the financing for the projects.

Supply

The Company and Guangzhou Engga Wind Energy Co. Ltd. (“ENGGA”) have a cooperative relationship where by the Company and ENGGA will work together on the technology and future supply of all Welwind turbines. The agreement gives Welwind priority for all turbines to be manufactured by ENGGA. ENGGA is the sino-joint enterprise with the shareholders by Britain ENGGA Power Generator Co., Ltd. and Hong Kong ENGGA Investment Co., Ltd. with the registered capital reaching RMB30 million and specializing in making, selling and installing wind power generation equipments, as well as selling parts of wind power generation equipments.

Our Strategy

During 2007, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our business model for project developments in the alternative energy market and continued growth in our health and wellness operations.

In addition to those described herein, the Company announced the following in 2007:

(1)	Begin a study to expand into the Peace River Region of British Columbia; and
(2)	The Company retained Wall Street Transfer Agents, Inc. as its transfer agent.

In November  2007, the Company was announced that Acterra Group signed a letter of commitment to fund Phase 1 of the Zhanjiang Wind Farm Project, which we anticipate will expedite the PPA with the Zhanjiang Government.  A second announcement was made early 2008 for a letter of commitment to fund Phase 1 of the Yangxi Wind Farm Project with Acterra.

As a result of the achievements of these milestone and our ongoing marketing and business development efforts, we have set the ground work for promising results for the organization.  Our current focus in the alternative energy market will be our only focus in our business moving forward for 2008. The capital currently available to us and future financings will be for the development and operation of wind farms in China and continued expansion of wind projects globally. The company sees additional growth via acquisitions of additional wind farm projects.

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

Employees

As of April 11, 2008, 11 full time employees.

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

Some forward-looking statements that we make in our 2007 Annual Report, in this Annual Report on Form 10-K and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

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

Item 2.    Properties

We are located at 10-20172 113B Avenue Maple Ridge, British Columbia Canada V2X 0Y9. Our telephone number is (604) 460-8487. We rent, on a monthly basis, approximately 1915 square feet of industrial/office space for $1,830 per month, and approximately 600 square feet of office space in China for approximately $1000 per month. Collectively, all of the space we lease is utilized for as offices and for production purposes. It is our belief that the various spaces are adequate for our immediate needs. Additional space may be required as we expand our windfarm activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3.    Legal Proceedings

We are not currently involved in any legal proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Our Common Stock

Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on February 24, 2003.  Prior to November 01, 2006, our trading symbol was “VITS.” On November 01, 2006, to reflect our new name, our trading symbol was changed to “WWEI”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2006 through December 31, 2007.

	Bid
	High	Low
2006 Fiscal Year
First Quarter	$0.20	$0.01
Second Quarter	$0.19	$0.09
Third Quarter	$0.11	$0.05
Fourth Quarter	$0.13	$0.06
2007 Fiscal Year
First Quarter	$0.07	$0.14
Second Quarter	$0.09	$0.23
Third Quarter	$0.06	$0.13
Fourth Quarter	$0.05	$0.18

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

Holders

As of April 11, 2008, there were approximately 128 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On February 4, 2008, the board of directors adopted the 2008 Equity Incentive Plan. The 2008 Equity Incentive Plan reserves 20,000,000 shares of our common stock for issuance in connection with stock options, stock awards and other equity-based awards.

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended December 31, 2007, and subsequently through the date of this Report.

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

The worldwide demand for electricity is ever growing. At Welwind Energy International Corp., we are committed to providing the best resource option available for renewable energy, protecting our environment, empowering communities, bolstering local economies and respecting the rights of future generations.

Welwind Energy International was founded to build, own and operate wind farms on an international scale. Our goal is to become a leading provider of clean energy products for the residential, business and governmental consumer.

Our commitment to our investors is to provide an ethical investment opportunity.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table summarizes the Company’s results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

	For the Year Ended December 31, 2007 $	Increase (Decrease) from Prior Period %	For the Year Ended December 31, 2006 $	Increase (Decrease) from Prior Period %

Operating Expenses	5,262,648	140.43	2,188,854	(10.78)
Net Loss from Continuing Operations	(5,262,648)	140.43	(2,188,854)	(10.78)
Other Income (Expense)	(85,644)	(10.34)	(95,517)	(64.25)
Net Loss before Discontinued Operations	(5,348,292)	134.13	(2,284,371)	(16.03)
Discontinued Operations	(249,758)	19.51	(208,981)	214.13
Net Loss for the Year	(5,598,050)	124.52	(2,493,352)	(10.54)

General and Administrative Expenses

During the year ended December 31, 2007, the Company incurred general and administrative expenses of $3,793,477 compared to $2,188,854 in the previous year. The 73.31% increase of $1,604,623 in general and administrative expenses was mainly attributable to a $1,334,414 increase in stock based compensation from $1,443,987 during the year ended December 31, 2006 to $2,778,401 in the year ended December 31, 2007..

Net Loss

During the year ended December 31, 2007, the Company incurred a net loss of $5,598,050, compared to a net loss of $2,493,352 in the previous year. The 124.52% increase of $3,104,698 in net loss was mainly attributable to an increase in stock based compensation of $1,334,414 and the recognizition of an impairment loss on goodwill relating to the wind projects of $1,469,171.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2007, the Company had $18,211 in cash, total current assets of $472,165, and current liabilities of $929,199. The Company may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that the Company will be able to raise capital from outside sources in sufficient amounts to fund the business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

During the year ended December 31, 2007, the Company used $749,615 of net cash flows in operating activities. However, the Company was able to fund operations by receiving cash proceeds of $381,295 from common stock subscriptions and $104,858 from shareholder advances.

Uses of Liquidity

The Company's cash requirements through the end of fiscal 2008 are primarily to fund operations and to complete the wind farm projects in China.

Sources of Liquidity

The Company’s primary source of liquidity for its short-term cash needs is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. The Company believes that will be able to borrow additional funds if needed.

Cash Requirements

Our cash on hand as of December 31, 2007 is $18,211. We have sufficient cash on hand to pay the costs of some of our operations as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional growth of the Company may require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to maintain profitability. We hired several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2007 in order to fully implement our plans for growth.

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its eligibility for the OTCBB.

The failure to secure any necessary outside funding would have an adverse affect on our development and results there from and a corresponding negative impact on shareholder liquidity.

Future Financings

Our plan of operation calls for significant expenses in connection with the implementation of our business plan over the course of the next 24 months. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will be at least $500,000. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 24 months. Therefore, we may require and may need to seek additional financing to meet our planned expenditures.

Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have relied on our revenues to fund our operations and have used our common stock to raise money for our operations as well.

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

During the fourth quarter of the fiscal year ended December 31, 2007 management performed an assessment of the fair value of WEIC. The Company recognized an impairment loss of $1,469,171 relating to the goodwill since the carrying value exceeded the assessed fair value. Management believes that there is not a reasonable level of certainty as to the timing or amount of future cash flows related to its wind power project.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

First, the Company has its corporate headquarters located in Canada, and therefore has no assets or operations in the US. Second, all operations of the Company are conducted only in Canadian currency. Third, the reporting currency is in Canadian dollars which is the same currency that all operations were conducted in. Therefore, reporting in Canadian dollars would produce little or no foreign currency translation effects under FASB Statement No. 52.

Item 7.    Financial Statements

Welwind Energy International Corporation
December 31, 2007

Index
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Cash Flows	F–4
Consolidated Statement of Stockholders’ Equity	F–5
Notes to the Consolidated Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Welwind Energy International Corporation

We have audited the accompanying consolidated balance sheets of Welwind Energy International Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Welwind Energy International Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 10, 2008

Welwind Energy International Corporation
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

	December 31, 2007 $	December 31, 2006 $

ASSETS

Current Assets

Cash	18,211	603,182
Taxes recoverable	17,898	13,836
Prepaid expenses (Note 3)	426,477	1,417,630
Current assets of discontinued operations (Note 11)	9,579	15,703

Total Current Assets	472,165	2,050,351

Property and equipment (Note 4)	514,397	212,434
Customer relationships (Note 9)	245,016	245,016
Goodwill (Note 9)	–	1,469,171
Assets held for sale (Note 11)	2,224	2,870
Other long-term assets (Note 3)	266,716	–

Total Assets	1,500,518	3,979,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	129,618	120,037
Accrued liabilities	20,117	47,453
Due to related parties (Note 6)	765,426	598,198
Current liabilities of discontinued operations (Note 11)	14,038	9,989

Total Liabilities	929,199	775,677

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2006 – 10,000,000 issued and outstanding)	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 147,572,395 shares (2006 – 128,583,583 issued and outstanding)	164,704	144,875

Additional paid-in capital	14,067,909	12,274,139

Stock subscriptions receivable	–	(1,151,605)

Accumulated deficit	(13,672,431)	(8,074,381)

Total Stockholders’ Equity	571,319	3,204,165

Total Liabilities and Stockholders’ Equity	1,500,518	3,979,842

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)

	For the Year Ended December 31, 2007 $	For the Year Ended December 31, 2006 $

Revenue	–	–

Operating Expenses
General and Administrative	3,793,477	2,188,854
Impairment loss on goodwill (Note 9)	1,469,171	–

Net Loss from Continuing Operations	(5,262,648)	(2,188,854)

Other Income (Expense)

Loss on settlement of debt (Note 7)	(85,644)	(94,517)
Loss on disposal of property and equipment	–	(1,000)

Net Loss before Discontinued Operations	(5,348,292)	(2,284,371)

Discontinued Operations (Note 11)	(249,758)	(208,981)

Net Loss for the Year	(5,598,050)	(2,493,352)

Net Loss Per Common Share
Continuing Operations – Basic and Diluted	(0.04)	(0.03)
Discontinued Operations – Basic and Diluted	–	–

	(0.04)	(0.03)

Weighted Average Number of Common Shares Outstanding	142,973,000	71,309,000

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

	For the Year Ended December 31, 2007 $	For the Year Ended December 31, 2006 $

Operating Activities
Net loss for the year	(5,598,050)	(2,493,352)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	20,192	7,212
Loss on settlement of debt	85,644	90,732
Loss on disposal of property and equipment	–	1,000
Stock-based compensation	2,778,401	1,443,987
Impairment loss on goodwill	1,469,171	–

Changes in operating assets and liabilities:
Taxes recoverable	(7,972)	(4,643)
Inventory	10,035	(12,703)
Prepaid expenses	617	(5,440)
Accounts payable and accrued liabilities	25,964	93,503
Due to related parties	466,383	319,649

Net Cash Flows Used In Operating Activities	(749,615)	(560,949)

Investing Activities
Cash received upon acquisition of Welwind Energy	–	2,194
Purchase and construction of equipment	(321,509)	(200,592)

Net Cash Flows Used In Investing Activities	(321,509)	(198,398)

Financing Activities
Proceeds from issuance of preferred shares	–	556,855
Proceeds from subscriptions and issuance of common shares	381,295	804,875
Advances from shareholders	104,858	–

Net Cash Flows Provided By Financing Activities	486,153	1,361,730

Increase (Decrease) in Cash	(584,971)	602,383

Cash – Beginning of Year	603,182	799

Cash – End of Year	18,211	603,182

Supplementary Disclosures
Interest paid	–	–
Income taxes paid	–	–

Non-cash Investing and Financing Activities
Shares issued for finders’ fees	–	1,188,001
Shares issued to settle debt	404,101	103,109

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statement of Stockholders’ Equity (Deficit)
From December 31, 2005 to December 31, 2007
(Expressed in Canadian Dollars)

	Preferred Stock		Common Stock
	# of shares	Amount	# of shares	Amount	Additional Paid-in Capital	Stock subscriptions receivable	Accumulated Deficit	Total

Balance, December 31, 2005	–	$–	45,436,494	$49,893	$5,285,024	$–	$(5,581,029)	$(246,112)

Common stock issued for cash	–	–	34,050,000	38,883	1,917,597	(1,151,605)	–	804,875

Common stock issued for services	–	–	27,326,795	31,181	2,605,736	–	–	2,636,917

Common stock issued for finders’ fees	–	–	10,000,000	11,429	1,176,572	–	–	1,188,001

Common stock issued for settlement of debt	–	–	770,000	859	102,250	–	–	103,109

Stock split adjustment	–	–	294	1	24	–	–	25

Common stock issued for purchase of Welwind Energy International Corp.	–	–	11,000,000	12,629	1,619,456			1,632,085

Preferred stock issued for cash	10,000,000	11,137	–	–	545,718	–	–	556,855

Share issuance costs	–	–	–	–	(1,188,001)	–	–	(1,188,001)

Stock-based compensation	–	–	–	–	209,763	–	–	209,763

Net loss for the year	–	–	–	–	–	–	(2,493,352)	(2,493,352)

Balance, December 31, 2006	10,000,000	11,137	128,583,583	144,875	12,274,139	(1,151,605)	(8,074,381)	3,204,165

Common stock issued for services	–	–	25,324,000	27,269	1,957,553	–	–	1,984,822

Common stock issued for settlement of debt	–	–	3,664,812	4,019	411,175	–	–	415,194

Common stock subscriptions received	–	–	–	–	–	381,295	–	381,295

Cancellation of shares	–	–	(10,000,000)	(11,459)	(561,442)	756,794	–	183,893

Write off of subscriptions receivable	–	–	–	–	(13,516)	13,516	–	–

Net loss for the year	–	–	–	–	–	–	(5,598,050)	(5,598,050)

Balance, December 31, 2007	10,000,000	$11,137	147,572,395	$164,704	$14,067,909	$–	$(13,672,431)	$571,319

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

1.      Nature of Operations and Continuance of Business

Welwind Energy International Corporation (the “Company”) was incorporated in the State of Delaware on December 18, 1997 as Global Golf Holdings Inc. The Company acquired a business on November 23, 2004 to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the Internet. On August 17, 2006, the Company acquired all of the outstanding and issued share capital of Welwind Energy International Corporation (“WEIC”), a private Canadian company. WEIC was founded in 2005 to build, own and operate wind farms on an international scale.  Accordingly, the Company is now involved with wind power projects in China. The Company is based in British Columbia, Canada. On November 24, 2007, the Company discontinued operations of the retail and wholesale foods division to focus specifically on the wind power projects in China.

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $457,034, and has an accumulated deficit at December 31, 2007 of $13,672,431. The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken a plan with the goal of sustaining the Company’s operations for the next twelve months and beyond.   These steps include: (a) becoming cash flow positive via the Company’s Zhanjiang turbine and a Power Purchase Agreement from the local power authority, (b) continue efforts to raise significant additional capital and/or other forms of financing with Acterra Group and Adventis Capital; and (c) controlling overhead expenses.  There can be no assurance that any of these efforts will be successful.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in Canadian dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, WEIC, incorporated in the Province of Alberta, Canada. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is December 31.

b)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to goodwill and purchased intangible asset valuations, stock-based compensation expense, deferred income tax asset valuation allowance and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

Cash consists of bank accounts held at financial institutions in the United States, Canada, and China. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents.

d)	Property and Equipment

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

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

2.      Summary of Significant Accounting Policies (continued)

e)	Goodwill

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

f)	Customer Relationships

Customer relationships consist of the relationships the Company has attained with the various levels of governments in China, which resulted in the entering of two agreements as noted in Note 8(a) and (b). The Company will amortize the carrying value of the customer relationships on a straight-line basis over the remaining estimated useful lives of the wind power plants upon commencement of the commercial production of electricity.

g)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”.

h)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could initiate a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)	Foreign Currency Translation

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At December 31, 2007, the exchange rate for one Chinese Renminbi was $0.1346 CAD (2006 - $0.1496 CAD).  For the period from January 1, 2007 to December 31, 2007, the average exchange rate for one Chinese Renminbi was $0.14131 CAD (2006 - $0.14125 CAD). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

2.      Summary of Significant Accounting Policies (continued)

j)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares since their effect is anti-dilutive. As of December 31, 2007, 450,000 outstanding stock options were forfeited. Refer to Note 7.

k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

l)	Stock-based Compensation

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

m)	Financial Instruments and Concentrations of Business

The fair values of financial instruments including cash, taxes recoverable, accounts payable, accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and China resulting in exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

n)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s discontinuance of its retail and wholesale foods division, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 11.

o)	Income Taxes

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

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

2.      Summary of Significant Accounting Policies (continued)

p)	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

2.      Summary of Significant Accounting Principles (continued)

q)	Recently Adopted Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's financial statements.

r)      Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

3.      Prepaid Expense

	December 31, 2007 $	December 31, 2006 $

Consulting	680,295	1,404,114
Other	12,898	13,516

Total	693,193	1,417,630

 As at December 31, 2007, the Company has non-current prepaid expenses of $266,716 (2006 - $nil) relating to consulting costs.

4.      Property and Equipment

	Cost $	Accumulated Depreciation $	December 31, 2007 Net Carrying Value $	December 31, 2006 Net Carrying Value $

Wind equipment under construction	448,103	–	448,103	158,658
Automobile	70,843	19,843	51,000	44,485
Computer hardware	10,034	2,948	7,086	2,780
Office furniture and equipment	11,798	3,590	8,208	6,511

	540,778	26,381	514,397	212,434

The wind equipment under construction relates to the Company’s wind farm projects, as disclosed in Note 8.  As the capital assets have not been placed in use, no depreciation of the wind equipment has been recorded for the year ended December 31, 2007.

As at December 31, 2007, the Company had equipment held for sale with a net carrying value of $2,224 (2006 - $2,870) related to discontinued operations.  Refer to Note 11.

5.      Preferred Stock

On September 29, 2006, the Company entered into a Stock Purchase Agreement for a private placement consisting of 10,000,000 shares of preferred stock for cash proceeds of $556,855 (US$500,000) and 2,000,000 shares of common stock for cash proceeds of $111,371 (US$100,000). The Company also issued, to the investor, a 20% interest in its Zhanjiang wind farm project described in Note 8(b). The preferred stock is convertible into common stock, on a one-for-one basis, commencing August 17, 2007. As at December 31, 2007, there are 10,000,000 shares of preferred stock issued and outstanding.

6.      Related Party Transactions/Balances

a)
As at December 31, 2007, the balance due to related parties amounted to $765,426 (2006 - $598,198), which includes $111,499 (2006 - $136,153) owed to the President of the Company for management fees and working capital purposes and $531,456 (2006 - $390,632) owed to the spouse of the President of the Company for working capital purposes.  The amounts are unsecured, non-interest bearing, and due on demand.

b)
As at December 31, 2007, the Company owes $122,471 (2006 - $71,413) to shareholders for advances to the Company and expenses paid on behalf of the Company. Of this amount, $103,040 (2006 - $Nil) is unsecured, bears interest at 10% per annum, and is due on demand. The remaining balance is unsecured, non-interest bearing, and payable on demand.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

6.      Related Party Transactions (continued)

c)
During the year ended December 31, 2007, the Company issued 2,321,413 shares of common stock to the President of the Company for consulting services and reimbursements of expenses paid on behalf of the Company valued at $172,637. Refer to Notes 7(a) and (o).

d)
During the year ended December 31, 2007, the Company recognized a total of $638,937 for consulting services provided by a relative of the President of the Company. During the year, the Company issued 300,000 shares of common stock valued at $18,434 to this individual. Refer to Notes 7 (d) and (e). As at December 31, 2007, $9,687 (2006 - $630,190) is included in prepaid expenses.

7.      Common Stock

Year Ended December 31, 2007:

a)
During the three month period ended December 31, 2007, the Company issued 8,400,000 common shares for consulting services valued at $482,291 (US$491,100), of which $149,729 is included in prepaid expenses as at December 31, 2007. The Company also issued 1,058,255 common shares with a fair value of $57,046 (US$59,262) to the President of the Company as reimbursement of expenses paid on behalf of the Company with a fair value of $36,484, resulting in stock-based compensation of $20,562. The Company cancelled 10,000,000 common shares issued for consulting services based on nonperformance of services.

b)
During the three month period ended September 30, 2007, the Company issued 4,924,000 common shares for consulting services valued at $295,194 (US$278,680). As at December 31, 2007, $64,751 is included in prepaid expenses.

c)
During the three month period ended June 30, 2007, the Company issued 11,600,000 common shares for consulting services valued at $1,582,771 (US$1,382,000), of which $385,256 is included in prepaid expenses as at December 31, 2007. In addition, the Company also issued 1,000,000 shares of common stock to a shareholder with a fair value of $133,128 to settle a shareholder’s loan in the amount of $58,578 resulting in a loss on settlement of debt of $85,644.

d)
During the three month period ended March 31, 2007, the Company issued 1,606,557 common shares at approximately US$0.12 per common share with a fair value of $225,020 (US$191,180) for settlement of past services with a fair value of $175,823 (US$210,123), resulting in stock-based compensation of $49,197 (US$36,880). In addition, the Company also issued 400,000 common shares at approximately US$0.09 per common share to a consultant for consulting services with a fair value of $40,191.

e)	During the year ended December 31, 2007, the Company received proceeds of $381,295 (US$330,010) relating to the 30,000,000 common shares issued during the year ended December 31, 2006.

Year Ended December 31, 2006:

f)
During the three month period ended December 31, 2006, the Company issued 5,525,000 shares of common stock for consulting services valued at $690,275 (US$602,500). As at December 31, 2007, $nil (2006 - $568,469) is included in prepaid expenses. The Company also issued 9,500,000 shares of common stock to the spouse of the President of the Company for consulting services valued at $984,806 (US$863,000).  As at December 31, 2007, $Nil (2006 – $630,190) is included in prepaid expenses. The Company also issued 30,000,000 shares of common stock for proceeds of $1,718,700 (US$1,500,000).  The proceeds of the private placement are for the development of the Zhanjiang Wind Farm and the Yangxi Project.  In addition, the Company issued a total of 10,000,000 shares of common stock for finders’ fees valued at $1,188,001 (US$1,038,000).

g)
During the three month period ended September 30, 2006, the Company issued 2,200,000 shares of common stock for consulting services valued at $220,515 (US$198,000). As at December 31, 2007, $Nil (2006 - $Nil) is included in prepaid expenses. The Company also issued 2,000,000 shares of common stock for director’s compensation valued at $124,736 (US$112,000). As at December 31, 2007, $80,559 (2006 - $111,743) is included in prepaid expenses. In addition, the Company issued 2,000,000 shares of common stock for cash proceeds of $111,371 (US$100,000). Refer to Note 5. The Company also returned to treasury 2,000,000 shares of common stock valued at $64,725 (US$56,000), which were previously issued in the period. The Company also issued 294 shares of common stock at a price of US$0.075 as a correction relating to the reverse stock split in a prior fiscal year.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

7.      Common Stock (continued)

h)
During the three month period ended June 30, 2006, the Company issued 38,462 shares of common stock for consulting services valued at $8,555 (US$7,000). As at December 31, 2007, $Nil (2006 - $Nil) is included in prepaid expenses. The Company also issued 500,000 shares of common stock to the spouse of the President of the Company at a price of US$0.17 per share for consulting services valued at $95,413 (US$85,000). In addition, the Company issued 770,000 shares of common stock at a price of US$0.12 per share in settlement of debt of $8,592 (US$7,700) resulting in a loss on settlement of debt of $94,517.Pursuant to the exercise of 550,000 stock options, the Company issued 550,000 shares of common stock at a price of US$0.07 per share for proceeds of $43,216 (US$38,500). Pursuant to the exercise of 1,500,000 stock purchase warrants, the Company issued 1,500,000 shares of common stock at a price of US$0.05 per share for proceeds of $83,192 (US$75,000). Pursuant to a Share Exchange Agreement, as described in Note 9, the Company issued 11,000,000 shares of common stock at a price of US$0.126 per share valued at $1,632,085.

i)
During the three month period ended March 30, 2006, the Company issued 6,600,000 shares of common stock for consulting services valued at $178,573 (US$154,080). As at December 31, 2007, $Nil (2006 – Nil) is included in prepaid expenses.

j)
During the year ended December 31, 2006, the Company issued 2,963,333 shares of common stock for legal services valued at $398,770 (US$347,550). At December 31, 2007, $Nil (2006 – $93,532) is included in prepaid expenses.

k)
During the year ended December 31, 2006, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 90,000,000 shares with a par value of $0.0000029 per share to 290,000,000 shares with a par value of $0.001 per share, and a change in the par value of preferred stock from $0.0001 per share to $0.001 per share.

Stock Options

On June 23, 2006, the Company adopted a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants to acquire up to 15,000,000 shares of the Company's common stock. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The stock option plan will expire December 31, 2016.

A summary of the Company’s stock option activity is as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of year	450,000	$ US 0.04	450,000	$	US 0.04

Granted	-	-	550,000	$	US 0.07
Cancelled / Forfeited	(450,000)	$ US 0.04	-	-
Exercised	-	-	(550,000)	$	US 0.07

Balance, end of year	-	-	450,000	$	US 0.04

Exercisable, end of year	-	-	450,000	$	US 0.04

As at December 31, 2007, the aggregate intrinsic value of the stock options granted and outstanding is $nil (2006 - $27,000).

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

7.      Common Stock (continued)

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

Warrants

The following table summarizes the continuity of the Company’s warrants:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance, beginning of year	391,863	$ US 0.15	391,863	$	US 0.15
Issued	-	-	1,500,000	$	US 0.05
Exercised	-	-	(1,500,000)	$	US 0.05
Expired/Forfeited	(391,863)	$ US0.15

Balance, end of year	-	-	391,863	$	US 0.15

8.      Commitments

a)
The Company entered into an agreement dated January 18, 2006, with the Government of Yangxi City (“Yangxi”) for the development of a wind farm producing a total of 400,000 kilowatt (“KW”) per year of electrical power in the next ten years. Yangxi will assist the Company in securing land, sale price for the electricity, financing of the project, and preferential tax treatment. Initially, the Company will be required to prepare a community wind assessment and a feasibility study for approval. Yangxi can terminate the agreement if the project is not under construction within 24 months of signing the agreement. As at December 31, 2007, the Company has commenced construction on the plant and the agreement is in good standing.

b)
The Company entered into an agreement dated March 21, 2006, with the Zhanjiang Foreign Trade & Economic Bureau (“Zhanjiang”) for the development of a wind power generation project in Zhanjiang City in the Guangdong Province. The project is expected to produce up to 600,000 KW of electric power per year, with Phase 1 being 100,000 KW per year. The Company had six months from the date of the agreement to begin Phase 1 (commenced) or Zhanjiang had the right to terminate the agreement. The Company granted a 20% interest in this project to an investor. Refer to Note 5.

c)	The Company rents, on a month-to-month basis, its industrial and office space for $1,726 per month, office space in China for approximately $1,000 per month and warehouse space for $1,791 per month.

9.      Business Acquisition

On April 11, 2006, the Company entered into an Asset Purchase Agreement, subsequently replaced by a Share Exchange Agreement (the “Agreement”) with WEIC, a private Canadian company, to acquire 100% of the outstanding and issued share capital of WEIC in exchange for 11,000,000 restricted shares of the Company. WEIC was founded in 2005 to build, own and operate wind farms on an international scale. This acquisition was accounted for using the purchase method and the consolidated financial statements include the results of operations for this business from the date of acquisition.  In accordance with SFAS No. 141 “Business Combinations”, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date.  The excess purchase price over those fair values was recorded as goodwill.  The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on an independent valuation analysis using estimates and assumptions provided by management, and other information compiled by management.  In accordance with SFAS No. 142 intangible assets with indefinite lives are not amortized but will be reviewed at least annually for impairment.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

9.      Business Acquisition (continued)

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

During the fourth quarter of the fiscal year ended December 31, 2007 management performed an assessment of the fair value of WEIC. The Company recognized an impairment loss of $1,469,171 relating to the goodwill since the carrying value exceeded the assessed fair value. Management believes that there is not a reasonable level of certainty as to the timing or amount of future cash flows related to its wind power project.

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

As at December 31, 2007, the Company had $10,541,507 of unused Canadian non-capital losses available for carry forward for Canadian income tax purposes which begin to expire in the year 2008. However, due to the reverse merger transaction in 2004, these losses are restricted and may only be applied toward future profits derived from activities which are all or substantially all the same as the activities which created the losses.

Current year net operating losses for Canadian income tax purposes are approximately $1,207,026 and will expire in 2027.

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes.  The difference results from the following:

	December 31, 2007 $	December 31, 2006 $

Earnings (loss) before taxes	(5,598,050)	(2,493,352)
Statutory rate	35.0%	35.0%

Computed expected tax (recovery)	(1,959,318)	(872,673)
Non-deductible expenses	1,529,842	115,358
Temporary differences	6,705	2,305
Change in valuation allowance	422,527	758,068
Other	244	(3,058)

Reported income taxes	–	–

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

10.           Income Taxes (continued)

A deferred tax asset has been offset by a full valuation allowance. The components of the Company's deferred tax assets are as follows:

	December 31, 2007 $	December 31, 2006 $

Deferred tax asset
- Non-capital losses	3,690,000	3,267,000
- Less valuation allowance	(3,690,000)	(3,267,000)

Net deferred tax asset	–	–

11.           Discontinued Operations

On November 24, 2007, the Company discontinued all operations related to the former business of selling and distributing low carbohydrate and sugar-free foods.

The results of discontinued operations are summarized as follows:

	For the Period From January 1, 2007 to November 24,	Year Ended December 31,
	2007	2006
	$	$

Revenue	197,545	135,339
Cost of sales	(70,652)	(36,857)

Gross Profit	126,893	98,482

Operating Expenses
General and administrative	376,651	311,248

Net Operating Loss	(249,758)	(212,766)

Other expenses
Gain on settlement of debt	–	3,785

Net Loss	(249,758)	(208,981)

As at December 31, 2007 and 2006, assets and liabilities of the discontinued retail and wholesale foods division have been reported as discontinued operations.

	December 31, 2007 $	December 31, 2006 $

Accounts receivable	4,190	279
Inventory	5,389	15,424
Current assets of discontinued operations	9,579	15,703

Property and equipment, net	2,224	2,870
Assets held for sale	2,224	2,870

Accounts payable	(14,038)	(9,989)
Current liabilities of discontinued operations	(14,038)	(9,989)

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

12.           Segmented Information

The Company operates as one operating segment which is wind power projects in China. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The CODM allocates resources and assesses the performance of the Company based on the results of operations.

13.           Subsequent Event

a)
On January 7, 2008, the Company issued 342,442 common shares of the Company at $0.11 per common share for a fair value of US$37,668 (CDN$38,000) to settle debt valued at $48,977, resulting in a gain on settlement of debt of $10,977.

b)	On January 17, 2008, the Company accepted subscriptions for 10,000,000 common shares of the Company at $0.05 per share for proceeds of $500,000.

c)
Effective February 4, 2008, the Company filed a Form S-8 Registration Statement in connection with its 2008 Equity Incentive Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 20,000,000 shares of common stock.

d)	On March 6, 2008, the Company issued 2,050,000 common shares of the Company at $0.06 per common share for consulting services with a fair value of $121,130 (US$123,000).

e)	On March 26, 2008, the Company issued 3,500,000 common shares of the Company at $0.06 per common share for consulting services with a fair value of $213,780 (US$210,000).

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent public accountants on accounting and financial disclosure.

Item 8A(T).  Controls and Procedures

(1)    Evaluation of Disclosure Controls and Procedures.     As required by Rule 13a-15 under the Exchange Act, our management, including Tammy-Lynn McNabb, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Ms. McNabb concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

(2)    Management’s Annual Report on Internal Control over Financial Reporting.     Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
The Company has restated its consolidated financial statements for the periods ended June 30, 2007 and September 30, 2007, to reflect additional consulting expenses related to shares issued for services. The Company had previously recorded 6,000,000 common shares issued for cash at $0.05 per share for proceeds of $347,100 (US$300,000) as stock subscriptions receivable, with an additional $416,520 recognized as stock-based compensation. The Company restated its consolidated financial statements for the above periods to properly record the issuance of 6,000,000 common shares for consulting services with a fair value of $763,620. Due to this material weakness, management has concluded that the controls over accounting for share based payments were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. A material weakness in the period-end financial reporting process could result in the Company not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process

3.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee and there is an inadequate amount of oversight by the Company’s board of directors in the financial statement reporting process. There is no policy on fraud and no code of ethics at this time, though the Company plans to implement such policies in fiscal 2008.  A whistleblower policy is not necessary given the small size of the organization.

4.
Solely with respect to our operations in China, the Company has inadequate controls over cash transactions with no evidence of review by senior management. Specifically, the Company has not obtained dual check signatures on a consistent basis as required and there was no review of monthly bank account reconciliations by senior management.

5.
The Company has no system of internal controls relating to its operations in China. This includes approvals for expenditures by either senior management or the Board of Directors and no evidence of review of monthly bank account reconciliations by senior management.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2007.

(3)    Changes in Internal Controls.     During the period ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, subsequent to the year ended December 31, 2007, the Company has retained an outside consulting firm which specializes in Sarbanes Oxley compliance.  This consulting firm has assisted the Company in developing a system that should assist in rectifying the material weaknesses described herein.

Item 8B.   Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The name, age, and position with our company of each director and executive officer are as follows:

Name	Age	Position	Director/Officer Since
Tammy-Lynn McNabb	39	Chief Executive Officer, Chief Financial Officer, Secretary, Chairwoman and Director	2004
Shannon de Delley	40	Director	2006
Patrick Higgins	39	Director	2005
Pan Huifang	38	Director	2006
Chong-Jian Zhao	49	Director	2006
Feng Junyi	46	Director	2007
Baldwin Kam Tao Cheng	58	Director	2007

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

Prior to founding Windcor Power Systems in 2002, Mr. deDelley draws on seventeen years of industrial / electrical construction experience having worked as an electrical / industrial supervisor at Shell and Syncrude oil refining systems in the Alberta Tar Sands. During this time, Mr. de Delley was responsible for building and overhauling electrical substations, co-generation facilities, and underground and overhead transmission supplies.

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

Pan Huifang

Mrs. Pan is the Executive Vice General Manager of Dongxing Plastic Corporation (DPC). DPC is a large-scale, privately operated, blow molding and injection molding factory spanning over 50,000 square meters. The company’s business is in the area of injection molding, blow molding, printing, and has four production lines serving customers within the petroleum, chemical, food, medical, building and tobacco industries. There are currently 380 employees, including a specialized technical team, structure designers and 25 mechanical engineers composed of 18 mold engineers.

The company currently has clients in over 20 Provinces in mainland China, Europe, America, Southeast Asia, Japan, Hong Kong, Macao and Taiwan. Mrs. Pan was voted One of China’s Best Women Developers in 2005

Chong-Jian Zhao

Mr. Zhao was employed for 15 years as a Logistics and Economic Development Director for Yanjaing Bureau of Import Export before co-founding Welwind Energy International in Calgary, Alberta. He currently acts as Managing Director for Welwind -- China.

Mr. Zhao was born in China. In 1977, he worked in the Young Kwong City Science and technology office for 6 years.  In order to get more experience with international trade, he moved to the government office of Commerce & Trade Bureau.  In 1993, he started his own business and has been an entrepreneur since then.

Junyi Feng

For 10 years Mr. Feng was a finance officer for the GuangZhao Port Authority before he became a Director for the Economic Development Department of Guangdong Provincial Government. His focus in the wind energy sector will assist Welwind in its future development projects.

Baldwin Kam Tao Cheng

Mr. Cheng is currently the Managing Director of BIS Supplies and Engineering Ltd., a company that specializes in the supply of materials for construction projects in Hong Kong.  In order to meet the ever expanding demand, Mr. Cheng decided to streamline some of his businesses by further creating four different companies that would provide specialization to a certain area of trade: 1) BIS Hua Wei Pipelines & Steel Structure Engineering Co., Ltd., 2) BIS Waterworks Co., Ltd., 3) BIS Shang Pein Ductile Iron Supply Co., Ltd., and 4) BIS Transport Co., Ltd.

Mr. Cheng has over 38 years of experience in the construction and trading industries, and his vast experience in management has led to successful business transactions over the course of his career.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

During the last five (5) years, none of our directors or officers has:

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

Item 10.       Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2007 by (1) each person who served as the principal executive officer of the Company during fiscal year 2007; (2) the Company’s most highly compensated executive officers as of December 31, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2007.

Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Tammy-Lynn McNabb	2007	$120,000	$—	—	—	—	—	—	$120,000
Chief Executive Officer	2006	$120,000	$—	—	—	—	—	—	$120,000

There were no stock options granted or exercised by the named executive directors in 2007.

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

There were no stock based awards under the Equity Incentive Plan in 2007 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2007.

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

Director Compensation

The following table shows the overall compensation earned for the 2007 fiscal year with respect to each person who was a director as of December 31, 2007.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Tammy-Lynn McNabb Director	$—	176,922	$—	—	—	126,186	$298,823

Shannon de Delley	$—	—	$—	—	—	10,000	$10,000
Director

Patrick Higgins	$—	—	$—	—	—	—	$—
Director

Pan Huifang	$—	254,540	$—	—	—	—	$254,540

Chong-Jian Zhao Director	$—	—	$—	—	—	—	$—

Feng Junyi Director	$—	—	$—	—	—	—	$—

Baldwin Cheng	$—	219,621	$—	—	—	—	$219,621

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2007, by:

•	each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
•	each director;
•	each of our chief executive officer and our other two most highly compensated executive officers; and
•	all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 147,572,395 common shares outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o Welwind Energy International Corporation, 10-20172 113B Avenue, Maple Ridge, British Columbia, Canada V2X 0Y9.

Beneficial Owner	Shares of Common Stock Number	Beneficially Owned Percent
Tammy-Lynn McNabb	10,545,259	7.15%

Shannon de Delley	5,000,000	3.39%

Patrick Higgins	0	0

David Wing Yiu Cho	2,000,000	1.36%

Chong-Jian Zhao	11,000,000	7.45%

Feng Junyi	30,000,000	20.33%

Larry McNabb	8,486,000	5.75%

Luo Yizi	13,000,000	8.80%

Pan Huifang	2,000,000	1.36%

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

Item 12.   Certain Relationships and Related Transactions

Any agreements with officers, directors and/or key employees effectuated in 2007 should be listed here….

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

Item 14.   Principal Accounting Fees and Services

During the year ended December 31, 2007, we engaged Manning Elliott LLP as our independent auditor.  For the year ended December 31, 2007, we were billed by Manning Elliott LLP, aggregate fees as discussed below.

•                  Audit Fees:  Fees for audit services totaled $69,475 and $60,000 in 2007 and 2006, respectively, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-QSB.

• Audit-Related Fees: Fees for audit-related services totaled $0 in 2007 and 2006, respectively. Audit-related services principally included accounting consultations.

• Tax Fees: We did not engage Manning Elliott LLP for any tax related services during 2007 or 2006.

• All Other Fees: Fees for other services not included in the above were $0 in both 2007 and 2006.

Audit Fees

During the year ended December 31, 2007, the aggregate fees billed or estimated to be billed to us for professional services rendered by Manning Elliott LLP for the audit of our annual financial statements, review of financial statements included in our quarterly reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $69,475.

Audit-Related Fees

During fiscal 2007, there were no fees billed to us for any other products or services provided by Manning Elliott LLP other than the services reported above.

Tax Fees.

During fiscal 2007, there were no fees billed to us for any other products or services provided by Manning Elliott LLP other than the services reported above.

All Other Fees.

During fiscal 2007, there were no fees billed to us for any other products or services provided by Manning Elliott LLP other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2008.

Welwind Energy International Corporation a Delaware Corporation
By:
/s/ Tammy-Lynn McNabb
Tammy-Lynn McNabb Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Welwind Energy International Corporation and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Tammy-Lynn McNabb	Chief Executive Officer and Chairman of the Board	April 14, 2008
Tammy-Lynn McNabb

/s/ Shannon de Delley	Director	April 14, 2008
Shannon de Delley

/s/ Patrick Higgins	Director	April 14, 2008
Patrick Higgins

/s/ Chong-Jian Zhao	Director	April 14, 2008
Chong-Jian Zhao

/s/ Feng Junyi	Director	April 14, 2008
Feng Junyi

/s/ Pan Huifang	Director	April 14, 2008
Pan Huifang

/s/ Baldwin Kam Tao Cheng	Director	April 14, 2008
Baldwin Kam Tao Cheng