Form 10-Q
period 2008-03-31
Welwind Energy International CORP
filed 2008-05-20
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐  NO ☒

The registrant has 173,564,837 shares of common stock outstanding as of May 15, 2008.

Quarterly Report on FORM 10-Q For The Period Ended
March 31, 2008

Welwind Energy International Corp.

PART I.
Item 1.  FINANCIAL STATEMENTS

Welwind Energy International Corporation

March 31, 2008

Welwind Energy International Corporation
Consolidated Balance Sheets
(Expressed in Canadian Dollars)
	March 31, 2008 $	December 31, 2007 $
	(unaudited)
ASSETS

Current Assets

Cash	22,241	18,211
Taxes recoverable	6,847	17,898
Prepaid expenses (Note 3)	388,894	426,477
Current assets of discontinued operations (Note 10)	6,971	9,579

Total Current Assets	424,953	472,165

Property and equipment (Note 4)	584,274	514,397
Customer relationships	245,016	245,016
Assets held for sale (Note 10)	1,858	2,224
Other long-term assets (Note 3)	296,230	266,716

Total Assets	1,552,331	1,500,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	65,251	129,618
Accrued liabilities	314,450	320,117
Due to related parties (Note 5)	816,415	765,426
Current liabilities of discontinued operations (Note 10)	–	14,038

Total Liabilities	1,196,116	1,229,199

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2007 – 10,000,000 issued and outstanding)	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 153,464,837 shares (2007 – 147,572,395 issued and outstanding)	170,632	164,704

Additional paid-in capital	14,887,042	14,484,429

Common stock subscribed	266,385	–

Accumulated deficit	(14,978,981)	(14,388,951)

Total Stockholders’ Equity	356,215	271,319

Total Liabilities and Stockholders’ Equity	1,552,331	1,500,518

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)
	For the Three Months Ended March 31, 2008 $	For the Three Months Ended March 31, 2007 $

Revenue	–	–

Operating Expenses
General and Administrative	480,855	1,088,252

Net Loss from Continuing Operations	(480,855)	(1,088,252)

Other Income (Expense)

Loss on settlement of debt (Note 7)	(52,803)	(49,197)

Net Loss before Discontinued Operations	(533,658)	(1,137,449)

Discontinued Operations (Note 10)	(56,372)	(50,879)

Net Loss for the Period	(590,030)	(1,188,328)

Net Loss Per Common Share
Continuing Operations – Basic and Diluted	–	(0.01)
Discontinued Operations – Basic and Diluted	–	(0.01)

Weighted Average Number of Common Shares Outstanding	148,644,000	129,287,000

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)
	For the Three Months Ended March 31, 2008 $	For the Three Months Ended March 31, 2007 $

Operating Activities
Net loss for the period	(590,030)	(1,188,328)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,038	1,487
Foreign exchange loss	–	894
Loss on settlement of debt	52,803	49,197
Stock-based compensation	164,465	820,037

Changes in operating assets and liabilities:
Taxes recoverable	11,335	(8,407)
Inventory	2,325	(2,858)
Prepaid expenses	365	(4,995)
Accounts payable and accrued liabilities	114,905	(6,954)
Due to related parties	79,541	(138,816)

Net Cash Flows Used In Operating Activities	(159,253)	(478,743)

Investing Activities
Purchase and construction of equipment	(74,550)	(98,234)

Net Cash Flows Used In Investing Activities	(74,550)	(98,234)

Financing Activities
Proceeds from subscriptions and issuance of common shares	249,933	381,295
Repayments to shareholders	(12,100)	(23,695)

Net Cash Flows Provided By Financing Activities	237,833	357,600

Increase (Decrease) in Cash	4,030	(219,377)

Cash – Beginning of Period	18,211	603,182

Cash – End of Period	22,241	383,805

Supplementary Disclosures
Interest paid	–	–
Income taxes paid	–	–

Non-cash Investing and Financing Activities
Shares issued to settle debt	251,780	225,109

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

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $771,163, and has an accumulated deficit at March 31, 2008 of $14,978,981. The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on April 15, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e)	Property and Equipment

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

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At March 31, 2008, the exchange rate for one Chinese Renminbi was $0.1461 CAD (2007 - $0.1497 CAD).  For the period from January 1, 2008 to March 31, 2008, the average exchange rate for one Chinese Renminbi was $0.14042 CAD (2007 - $0.15121 CAD). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

2.      Summary of Significant Accounting Policies

k)	Basic and Diluted Net Income (Loss) Per Share

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

Certain amounts have been reclassified to present the Company’s discontinuance of its retail and wholesale foods division, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 10.

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

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

p)	Recently Issued Accounting Pronouncements (continued)

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

q)	Recently Adopted Accounting Pronouncements

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

r)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

3.      Prepaid Expense and Other Long-term Assets

	March 31, 2008 $	December 31, 2007 $

Consulting	672,591	680,295
Other	12,533	12,898

Total	685,124	693,193

As at March 31, 2008, the Company has non-current prepaid expenses of $296,230 (December 31, 2007 - $266,716) relating to consulting costs.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

4.      Property and Equipment

	Cost $	Accumulated Depreciation $	March 31, 2008 Net Carrying Value $	December 31, 2007 Net Carrying Value $

Wind equipment under construction	521,037	–	521,037	448,103
Automobile	70,843	23,669	47,174	51,000
Computer hardware	11,651	3,990	7,661	7,086
Office furniture and equipment	11,798	3,396	8,402	8,208

	615,329	31,055	584,274	514,397

The wind equipment under construction relates to the Company’s wind farm projects, as disclosed in Note 8.  As the capital assets have not been placed in use, no depreciation of the wind equipment has been recorded for the three month period ended March 31, 2008.

As at March 31, 2008, the Company had equipment held for sale with a net carrying value of $1,858 (December 31, 2007 - $2,224) related to discontinued operations.  Refer to Note 10.

5.      Related Party Transactions/Balances

a)
As at March 31, 2008, the balance due to related parties amounted to $702,328 (December 31, 2007 - $642,955), which includes $141,638 (December 31, 2007 - $111,499) owed to the President of the Company for management fees and working capital purposes and $560,690 (December 31, 2007 - $531,456) owed to the spouse of the President of the Company for working capital purposes.  The amounts are unsecured, non-interest bearing, and due on demand.

b)
As at March 31, 2008, the Company owes $114,087 (December 31, 2007 - $122,471) to shareholders for advances to the Company and expenses paid on behalf of the Company. Of this amount, $107,363 (December 31, 2007 - $103,040) is unsecured, bears interest at 10% per annum, and is due on demand. As at March 31, 2008, accrued interest of $5,684 (December 31, 2007 - $3,049) is included in due to related parties.  The remaining balance of $1,040 (December 31, 2007 - $16,382) is unsecured, non-interest bearing, and payable on demand.

6.      Preferred Stock

On September 29, 2006, the Company entered into a Stock Purchase Agreement for a private placement consisting of 10,000,000 shares of preferred stock for cash proceeds of $556,855 (US$500,000) and 2,000,000 shares of common stock for cash proceeds of $111,371 (US$100,000). The Company also issued, to the investor, a 20% interest in its Zhanjiang wind farm project described in Note 8(b). The preferred stock is convertible into common stock, on a one-for-one basis commencing August 17, 2007.  As at March 31, 2008, there are 10,000,000 shares of preferred stock issued and outstanding.

7.      Common Stock

a)
On March 26, 2008, the Company issued 3,000,000 common shares of the Company at US$0.07 per common share for settlement of past services with a fair value of $150,000, resulting in a loss on settlement of debt of $63,780.

b)
On March 26, 2008, the Company issued 500,000 common shares of the Company at US$0.07 per common share for consulting services with a fair value of $35,630 (US$35,000) of which $35,386 is included in prepaid expenses as at March 31, 2008.

c)
On March 6, 2008, the Company issued 2,050,000 common shares of the Company at US$0.06 per common share for consulting services with a fair value of $121,130 (US$123,000).  At March 31, 2008, $104,672 is included in prepaid expenses.

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)
(unaudited)

7.      Common Stock (continued)

d)
On January 17, 2008, the Company accepted subscriptions for 10,000,000 common shares of the Company at US$0.05 per share for proceeds of US$500,000. At March 31, 2008, $266,385 is included in common stock subscribed.

e)
On January 7, 2008, the Company issued 342,442 common shares of the Company at US$0.11 per common share for a fair value of US$37,668 (CDN$38,000) to settle debt valued at $48,977, resulting in a gain on settlement of debt of $10,977.

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

Effective February 4, 2008, the Company filed a Form S-8 Registration Statement in connection with its 2008 Equity Incentive Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 20,000,000 shares of common stock. The Plan Administrator determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. At March 31, 2008, there are no stock options outstanding.

8.      Commitments

a)
The Company entered into an agreement dated January 18, 2006, with the Government of Yangxi City (“Yangxi”) for the development of a wind farm producing a total of 400,000 kilowatt (“KW”) per year of electrical power in the next ten years.  Yangxi will assist the Company in securing land, sale price for the electricity, financing of the project, and preferential tax treatment. Initially, the Company will be required to prepare a community wind assessment and a feasibility study for approval. Yangxi can terminate the agreement if the project is not under construction within 24 months of signing the agreement. As at March 31, 2008, the Company has commenced construction on the plant and the agreement is in good standing.

b)
The Company entered into an agreement dated March 21, 2006, with the Zhanjiang Foreign Trade & Economic Bureau (“Zhanjiang”) for the development of a wind power generation project in Zhanjiang City in the Guangdong Province. The project is expected to produce up to 600,000 KW of electrical power per year, with Phase 1 being 100,000 KW per year. The Company had six months from the date of the agreement to begin Phase 1 (commenced) or Zhanjiang had the right to terminate the agreement. The Company granted a 20% interest in this project to an investor.  Refer to Note 6.

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

10.           Discontinued Operations

On November 24, 2007, the Company discontinued all operations related to the former business of selling and distributing low carbohydrate and sugar-free foods.

The results of discontinued operations are summarized as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2008 $	2007 $

Revenue	3,054	82,575
Cost of sales	(2,131)	(22,913)

Gross Profit	923	59,662

Operating Expenses
General and administrative	56,372	110,541

Net Loss	(55,449)	(50,879)

As at March 31, 2008 and December 31, 2007, assets and liabilities of the discontinued retail and wholesale foods division have been reported as discontinued operations.

	March 31, 2008 $	December 31, 2007 $

Accounts receivable	3,906	4,190
Inventory	3,065	5,389
Current assets of discontinued operations	6,971	9,579

Property and equipment, net	1,858	2,224
Assets held for sale	1,858	2,224

Accounts payable	–	(14,038)
Current liabilities of discontinued operations	–	(14,038)

11.           Subsequent Event

Subsequent to March 31, 2008, the Company received proceeds of US$42,920 from common stock subscribed on January 17, 2008.  Refer to Note 7(d).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Employees

As of May 12, 2008, 11 full time employees.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

Period Ended March 31, 2008 Compared to Period Ended March 31, 2007

The following table summarizes the Company’s results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

	For the Three Months Ended March 31, 2008 $	Change from Prior Period %	For the Three Months Ended March 31, 2007 $	Change from Prior Period %

Operating Expenses	480,855	(55.8)	1,088,252	471.1
Net Loss from Continuing Operations	(480,855)	(55.8)	(1,088,252)	471.1
Other Income (Expense)	(52,803)	7.3	(49,197)	-
Net Loss before Discontinued Operations	(533,658)	(53.1)	(1,137,449)	497.0
Discontinued Operations	(56,372)	10.8	(50,879)	(274.4)
Net Loss for the Year	(590,030)	(50.3)	(1,188,328)	523.7

General and Administrative Expenses

During the three month period ended March 31, 2008, the Company incurred general and administrative expenses of $480,855 compared to $1,088,252 in the same period in the previous year. The 55.8% decrease of $607,397 in general and administrative expenses was mainly attributable to a $596,976 decrease in consulting expense from $892,867 during the period ended March 31, 2007 to $295,891 in the period ended March 31, 2008.

Net Loss

During the period ended March 31, 2008, the Company incurred a net loss of $590,030, compared to a net loss of $1,188,328 in the same period in the previous year. The 50.3% decrease of $598,298 in net loss was mainly attributable to a decrease in consulting expense of $596,976.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2008, the Company had $22,241 in cash, total current assets of $424,953, and current liabilities of $1,196,116. The Company may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that the Company will be able to raise capital from outside sources in sufficient amounts to fund the business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

During the period ended March 31, 2008, the Company used $159,253 of net cash flows in operating activities. However, the Company was able to fund operations by receiving cash proceeds of $249,933 from common stock subscriptions.

Uses of Liquidity

The Company's cash requirements through the end of fiscal 2008 are primarily to fund operations and to complete the wind farm projects in China.

Sources of Liquidity

The Company’s primary source of liquidity for its short-term cash needs is expected to be from cash and cash equivalents currently on hand. The Company believes that will be able to borrow additional funds if needed.

Cash Requirements

Our cash on hand as of March 31, 2008 is $22,241. We have sufficient cash on hand to pay the costs of some of our operations as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for potential lines of credit or sources of financing for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional growth of the Company may require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent of operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

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

ITEM 4(T). CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of March 31, 2008 due to the material weaknesses in our internal control over financial reporting identified in our 2007 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting:

While we have continued our efforts to address each of the material weaknesses identified in our 2007 Form 10-KSB, there were no material changes in our internal control over financial reporting during the most recently completed quarter.  We have not identified any additional material weaknesses during this quarter.  We are not planning to report on whether there has been full remediation of the identified material weaknesses until our 2008 report on internal control over financial reporting is complete.

(c)           Changes in Internal Control Over Financial Reporting:

Subsequent to the year ended December 31, 2007, the Company retained an outside consulting firm which specializes in Sarbanes Oxley compliance.  This consulting firm has assisted the Company in developing a system that should assist in rectifying the material weaknesses described herein.

During 2008, the company will be directing concerted focus to full compliance with Sarbanes-Oxley requirements, as revised in Audit Standard No. 5 for small businesses, in implementing Section 404(a) of the Act.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1(A). RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, other than those reported in our Form 10-KSB or the year ended December 31, 2007 or as reported in reports on Form 8-K filed during the period ended March 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Certificate of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

During the period ended March 31, 2008, we filed reports on Form 8-K on the following dates:

January 23, 2008

Subsequent to the period ended March 31, 2008, we filed reports on Form 8-K on the following dates:

April 3, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Welwind Energy International Corp. (Registrant)

Date: May 12, 2008	By:	/s/ Tammy Lynn McNabb
Tammy Lynn McNabb
Director, CEO and CFO