Form 10KSB/A
period 2007-12-31
Welwind Energy International CORP
filed 2008-06-12
CIK 1052671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Number of shares of the registrant’s common stock outstanding as of April 11, 2008 was: 163,564,837

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

Form 8-K filed on February 8, 2007

Form 8-K filed on April 4, 2007

Form 8-K filed on May 9, 2007

Form 8-K filed on January 23, 2008

Form S-8 filed on February 4, 2008

EXPLANATORY NOTE

The Registrant’s Consolidated Financial Statements for the year ended December 31, 2007 are being restated to record a correction to the stock based compensation recognized in the year.  The effect of the restatement is to increase net loss by $416,520 for the year ended December 31, 2007. Net loss per share was unchanged. There are no other changes to our Annual Report.

Welwind Energy International Corporation

Forward-Looking Statements
PART I

		Page
Item 1.	Description of Business	5
	The Company
	Our Strategy
	Competition
	Trademarks
	Government Regulation
	Employees
	Available Information
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	12
Item 6.	Management’s Discussion and Analysis or Plan of Operation	13
Item 7.	Financial Statements	19
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	38
Item 8A(T).	Controls and Procedures	38
Item 8B.	Other Information	39

PART III

Item 9.	Directors, Executive Officers and Corporate Governance	39
Item 10.	Executive Compensation	43
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45
Item 12.	Certain Relationships and Related Transactions	45
Item 13.	Exhibits	46
Item 14.	Principal Accountant Fees and Services	46

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

Results of Operations

	For the Year Ended December 31, 2007 $	Increase (Decrease) from Prior Period %	For the Year Ended December 31, 2006 $	Increase (Decrease) from Prior Period %

Operating Expenses	5,679,168	159.46	2,188,854	(10.78)
Net Loss from Continuing Operations	(5,679,168)	159.46	(2,188,854)	(10.78)
Other Income (Expense)	(85,644)	(10.34)	(95,517)	(64.25)
Net Loss before Discontinued Operations	(5,764,182)	152.33	(2,284,371)	(16.03)
Discontinued Operations	(249,758)	19.51	(208,981)	214.13
Net Loss for the Year	(6,014,570)	141.22	(2,493,352)	(10.54)

General and Administrative Expenses

During the year ended December 31, 2007, the Company incurred general and administrative expenses of $4,209,997 compared to $2,188,854 in the previous year. The 92.34% increase of $2,021,143 in general and administrative expenses was mainly attributable to a $1,750,934 increase in stock based compensation from $1,443,987 during the year ended December 31, 2006 to $3,194,921 in the year ended December 31, 2007..

Net Loss

During the year ended December 31, 2007, the Company incurred a net loss of $6,014,570, compared to a net loss of $2,493,352 in the previous year. The 141.22% increase of $3,521,218 in net loss was mainly attributable to an increase in stock based compensation of $1,750,934 and the recognition of an impairment loss on goodwill relating to the wind projects of $1,469,171.

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

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Welwind Energy International Corporation
(formerly Vitasti Inc.)

We have audited the accompanying consolidated balance sheets of Welwind Energy International Corporation (formerly Vitasti Inc.) as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Welwind Energy International Corporation (formerly Vitasti Inc.) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 10, 2008

Welwind Energy International Corporation
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

	December 31, 2007 $	December 31, 2006 $
	(Restated – Note 14)

ASSETS

Current Assets

Cash	18,211	603,182
Taxes recoverable	17,898	13,836
Prepaid expenses (Note 3)	426,477	1,417,630
Current assets of discontinued operations (Note 11)	9,579	15,703

Total Current Assets	472,165	2,050,351

Property and equipment (Note 4)	514,397	212,434
Customer relationships (Note 9)	245,016	245,016
Goodwill (Note 9)	–	1,469,171
Assets held for sale (Note 11)	2,224	2,870
Other long-term assets (Note 3)	266,716	–

Total Assets	1,500,518	3,979,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	129,618	120,037
Accrued liabilities	20,117	47,453
Due to related parties (Note 6)	765,426	598,198
Current liabilities of discontinued operations (Note 11)	14,038	9,989

Total Liabilities	929,199	775,677

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2006 – 10,000,000 issued and outstanding)	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 147,572,395 shares (2006 – 128,583,583 issued and outstanding)	164,704	144,875

Additional paid-in capital	14,484,429	12,274,139

Stock subscriptions receivable	–	(1,151,605)

Accumulated deficit	(14,088,951)	(8,074,381)

Total Stockholders’ Equity	571,319	3,204,165

Total Liabilities and Stockholders’ Equity	1,500,518	3,979,842

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)

	For the Year Ended December 31, 2007 $	For the Year Ended December 31, 2006 $
	(Restated – Note 14)

Revenue	–	–

Operating Expenses
General and Administrative	4,209,997	2,188,854
Impairment loss on goodwill (Note 9)	1,469,171	–

Net Loss from Continuing Operations	(5,679,168)	(2,188,854)

Other Income (Expense)

Loss on settlement of debt (Note 7)	(85,644)	(94,517)
Loss on disposal of property and equipment	–	(1,000)

Net Loss before Discontinued Operations	(5,764,812)	(2,284,371)

Discontinued Operations (Note 11)	(249,758)	(208,981)

Net Loss for the Year	(6,014,570)	(2,493,352)

Net Loss Per Common Share
Continuing Operations – Basic and Diluted	(0.04)	(0.03)
Discontinued Operations – Basic and Diluted	–	–

	(0.04)	(0.03)

Weighted Average Number of Common Shares Outstanding	142,973,000	71,309,000

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

	For the Year Ended December 31, 2007 $	For the Year Ended December 31, 2006 $

	(Restated – Note 14)

Operating Activities
Net loss for the year	(6,014,570)	(2,493,352)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	20,192	7,212
Loss on settlement of debt	85,644	90,732
Loss on disposal of property and equipment	–	1,000
Stock-based compensation	3,194,921	1,443,987
Impairment loss on goodwill	1,469,171	–

Changes in operating assets and liabilities:
Taxes recoverable	(7,972)	(4,643)
Inventory	10,035	(12,703)
Prepaid expenses	617	(5,440)
Accounts payable and accrued liabilities	25,964	93,503
Due to related parties	466,383	319,649

Net Cash Flows Used In Operating Activities	(749,615)	(560,949)

Investing Activities
Cash received upon acquisition of Welwind Energy	–	2,194
Purchase and construction of equipment	(321,509)	(200,592)

Net Cash Flows Used In Investing Activities	(321,509)	(198,398)

Financing Activities
Proceeds from issuance of preferred shares	–	556,855
Proceeds from subscriptions and issuance of common shares	381,295	804,875
Advances from shareholders	104,858	–

Net Cash Flows Provided By Financing Activities	486,153	1,361,730

Increase (Decrease) in Cash	(584,971)	602,383

Cash – Beginning of Year	603,182	799

Cash – End of Year	18,211	603,182

Supplementary Disclosures
Interest paid	–	–
Income taxes paid	–	–

Non-cash Investing and Financing Activities
Shares issued for finders’ fees	–	1,188,001
Shares issued to settle debt	404,101	103,109

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statement of Stockholders’ Equity (Deficit)
From December 31, 2005 to December 31, 2007
(Expressed in Canadian Dollars)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock subscriptions receivable	Accumulated Deficit	Total
	# of shares	Amount	# of shares	Amount

Balance, December 31, 2005	–	$–	45,436,494	$49,893	$5,285,024	$–	$(5,581,029)	$(246,112)

Common stock issued for cash	–	–	34,050,000	38,883	1,917,597	(1,151,605)	–	804,875

Common stock issued for services	–	–	27,326,795	31,181	2,605,736	–	–	2,636,917

Common stock issued for finders’ fees	–	–	10,000,000	11,429	1,176,572	–	–	1,188,001

Common stock issued for settlement of debt	–	–	770,000	859	102,250	–	–	103,109

Stock split adjustment	–	–	294	1	24	–	–	25

Common stock issued for purchase of Welwind Energy International Corp.	–	–	11,000,000	12,629	1,619,456			1,632,085

Preferred stock issued for cash	10,000,000	11,137	–	–	545,718	–	–	556,855

Share issuance costs	–	–	–	–	(1,188,001)	–	–	(1,188,001)

Stock-based compensation	–	–	–	–	209,763	–	–	209,763

Net loss for the year	–	–	–	–	–	–	(2,493,352)	(2,493,352)

Balance, December 31, 2006	10,000,000	11,137	128,583,583	144,875	12,274,139	(1,151,605)	(8,074,381)	3,204,165

Common stock issued for services	–	–	25,324,000	27,269	2,374,073	–	–	2,401,342

Common stock issued for settlement of debt	–	–	3,664,812	4,019	411,175	–	–	415,194

Common stock subscriptions received	–	–	–	–	–	381,295	–	381,295

Cancellation of shares	–	–	(10,000,000)	(11,459)	(561,442)	756,794	–	183,893

Write off of subscriptions receivable	–	–	–	–	(13,516)	13,516	–	–

Net loss for the year	–	–	–	–	–	–	(6,014,570)	(6,014,570)

Balance, December 31, 2007 (Restated)	10,000,000	$11,137	147,572,395	$164,704	$14,484,429	$–	$(14,088,951)	$571,319

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

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $457,034, and has an accumulated deficit at December 31, 2007 of $14,088,951. The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

2.      Summary of Significant Accounting Policies

j)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares since their effect is anti-dilutive. As of December 31, 2007, the 450,000 outstanding stock options were forfeited.  Refer to Note 7.

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

3.      Prepaid Expense and Other Long-term Assets

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
(Expressed in Canadian Dollars)

6.      Related Party Transactions/Balances (continued)

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

i)
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

A summary of the Company’s stock option activity is as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of year	450,000	US$ 0.04	450,000	US$ 0.04

Granted	-	-	550,000	US$ 0.07
Cancelled / Forfeited	(450,000)	US$ 0.04	-	-
Exercised	-	-	(550,000)	US$ 0.07

Balance, end of year	-	-	450,000	US$ 0.04

Exercisable, end of year	-	-	450,000	US$ 0.04

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

Warrants

The following table summarizes the continuity of the Company’s warrants:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance, beginning of year	391,863	US$ 0.15	391,863	US$ 0.15
Issued	-	-	1,500,000	US$ 0.05
Exercised	-	-	(1,500,000)	US$ 0.05
Expired/Forfeited	(391,863)	US$0.15

Balance, end of year	-	-	391,863	US$ 0.15

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

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes.  The difference results from the following:

	December 31, 2007 $	December 31, 2006 $

Earnings (loss) before taxes	(6,014,570)	(2,493,352)
Statutory rate	35.0%	35.0%

Computed expected tax (recovery)	(2,105,100)	(872,673)
Non-deductible expenses	1,675,624	115,358
Temporary differences	6,705	2,305
Change in valuation allowance	422,527	758,068
Other	244	(3,058)

Reported income taxes	–	–

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

The results of discontinued operations are summarized as follows:

	For the Period From January 1, 2007 to November 24, 2007	Year Ended December 31, 2006
	$	$

Revenue	197,545	135,339
Cost of sales	(70,652)	(36,857)

Gross Profit	126,893	98,482

Operating Expenses
General and administrative	376,651	311,248

Net Operating Loss	(249,758)	(212,766)

Other expenses
Gain on settlement of debt	–	3,785

Net Loss	(249,758)	(208,981)

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
13.           Subsequent Events

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

14.           Restatement

The Company has restated its financial statements as at December 31, 2007 and for the year ended December 31, 2007 to record a correction to the stock based compensation recognized in the year.  The effect of the restatement is to increase net loss by $416,520 for the year ended December 31, 2007. Net loss per share was unchanged.

a)	Balance Sheet
	As At December 31, 2007
	As Reported $	Adjustment $	As Restated $

Stockholder’s Equity (Deficit)

Additional paid-in capital	14,067,909	416,520	14,484,429

Accumulated deficit	(13,672,431)	(416,520)	(14,088,951)

b)	Statements of Operations
	For the Year ended December 31, 2007
	As Reported $	Adjustment $	As Restated $

Operating Expenses

General and Administrative	3,793,477	416,520	4,209,997

Net Loss from Continuing Operations	(5,262,648)	(416,520)	(5,679,168)

Net Loss before Discontinued Operations	(5,348,292)	(416,520)	(5,764,812)

Net Loss for the Year	(5,598,050)	(416,520)	(6,014,570)

Welwind Energy International Corporation
Notes to the Consolidated Financial Statements
(Expressed in Canadian Dollars)

14.           Restatement (continued)

c)	Statement of Cash Flows
	For the Year ended December 31, 2007
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss for the year	(5,598,050)	(416,520)	(6,014,570)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,778,401	416,520	3,194,921

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

The number of shares beneficially owned and the percent of shares outstanding are based on 154,572,395 common shares outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o Welwind Energy International Corporation, 10-20172 113B Avenue, Maple Ridge, British Columbia, Canada V2X 0Y9.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of June, 2008.

Welwind Energy International Corporation a Delaware Corporation

By:	/s/Tammy-Lynn McNabb
Tammy-Lynn McNabb Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Welwind Energy International Corporation and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Tammy-Lynn McNabb	Chief Executive Officer and Chairman of the Board	June 9, 2008
Tammy-Lynn McNabb

/s/ Shannon de Delley	Director	June 9, 2008
Shannon de Delley

/s/ Patrick Higgins	Director	June 9, 2008
Patrick Higgins

/s/ Chong-Jian Zhao	Director	June 9, 2008
Chong-Jian Zhao

/s/ Feng Junyi	Director	June 9, 2008
Feng Junyi

/s/ Pan Huifang	Director	June 9, 2008
Pan Huifang

/s/ Baldwin Kam Tao Cheng	Director	June 9, 2008
Baldwin Kam Tao Cheng