Form 10-Q
period 2008-06-30
Welwind Energy International CORP
filed 2008-08-14
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒  NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐  NO ☒

The registrant has 166,074,837 shares of common stock outstanding as of June 30, 2008.

Quarterly Report on FORM 10-Q
For The Period Ended
June 30, 2008

Welwind Energy International Corp.

PART 1.  FINANCIAL STATEMENTS

Welwind Energy International Corporation

June 30, 2008

Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

Welwind Energy International Corporation
Consolidated Balance Sheets
(Expressed in Canadian Dollars)
(unaudited)
	June 30, 2008 $	December 31, 2007 $
ASSETS
Current Assets

Cash	84,891	18,211
Taxes recoverable	10,385	17,898
Prepaid expenses (Note 3)	319,844	426,477
Current assets of discontinued operations (Note 10)	5,075	9,579

Total Current Assets	420,195	472,165

Property and equipment, net (Note 4)	579,057	514,397
Customer relationships	245,016	245,016
Other assets (Note 3)	254,345	266,716
Assets held for sale (Notes 4 and 10)	1,858	2,224

Total Assets	1,500,471	1,500,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable	110,623	129,618
Accrued liabilities	253,549	320,117
Due to related parties (Note 5)	1,010,898	765,426
Current liabilities of discontinued operations (Note 10)	14,038	14,038

Total Liabilities	1,389,108	1,229,199

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2007 – 10,000,000 issued and outstanding)	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 166,074,837 shares (2007 – 157,572,395 issued and outstanding)	183,202	164,704

Additional paid-in capital	15,604,991	14,484,429

Stock subscriptions receivable	(72,026)	-

Accumulated deficit	(15,615,941)	(14,388,951)

Total Stockholders’ Equity	111,363	271,319

Total Liabilities and Stockholders’ Equity	1,500,471	1,500,518

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

	For the Three Months Ended June 30, 2008 $	For the Three Months Ended June 30, 2007 $	For the Six Months Ended June 30, 2008 $	For the Six Months Ended June 30, 2007 $	Accumulated from August 17, 2006 (Date of inception of Development Stage) to June 30, 2008 $

Revenue	-	-	–	–

Operating Expenses
General and Administrative	534,163	1,492,568	1,015,018	2,580,820	5,982,198

Net Loss from Continuing Operations	(534,163)	(1,492,568)	(1,015,018)	(2,580,820)	(5,982,198)

Other Income (Expense)

Loss on Settlement of Debt (Note 7)	(104,475)	(74,550)	(157,278)	(123,747)	(301,587)
Loss on Disposal of Property and Equipment	-	-	-	-	(1,000)

Net Loss before Discontinued Operations	(638,638)	(1,567,118)	(1,172,296)	(2,704,567)	(6,284,785)

Discontinued Operations (Note 10)	1,678	(78,702)	(54,694)	(129,581)	(393,497)

Net Loss and Comprehensive Loss for the Period	(636,960)	(1,645,820)	(1,226,990)	(2,834,148)	(6,678,282)

Net Loss Per Common Share
Continuing Operations – Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.02)
Discontinued Operations – Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.02)
Weighted Average Number of Common Shares Outstanding	161,335,000	141,202,000	156,514,000	135,278,000

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)
	For the Six Months Ended June 30, 2008 $	For the Six Months Ended June 30, 2007 $	Accumulated from August 17, 2006 (Date of inception of Development Stage) to June 30, 2008 $

Operating Activities
Net loss for the period	(1,226,990)	(2,834,148)	(6,678,282)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,890	7,600	38,148
Foreign exchange loss and other	-	894	15,410
Loss on settlement of debt	157,278	123,747	301,587
Stock-based compensation	464,445	2,120,922	3,791,602

Changes in operating assets and liabilities:
Taxes recoverable	7,513	-	7,513
Accounts receivable	-	2,606	(12,765)
Inventory	4,870	9,458	411
Prepaid expenses	8,069	(13,755)	16,415
Accounts payable and accrued liabilities	113,414	25,574	225,146
Due to related parties	257,572	(102,341)	873,604

Net Cash Flows Used In Operating Activities	(203,939)	(659,443)	(1,421,211)

Investing Activities
Cash acquired			2,194
Purchase and construction of equipment	(74,550)	(287,403)	(615,328)

Net Cash Flows Used In Investing Activities	(74,550)	(287,403)	(613,134)

Financing Activities
Proceeds from subscriptions and issuance of stock	357,269	381,295	2,022,027
Advances from shareholders	(12,100)	49,006	92,758

Net Cash Flows Provided By Financing Activities	345,169	430,301	2,114,785

Increase (Decrease) in Cash	66,680	(516,545)	80,440

Cash – Beginning of Period	18,211	603,182	4,451

Cash – End of Period	84,891	86,637	84,891

Supplementary Disclosures
Interest paid	–	–	-
Income taxes paid	–	–	-

Non-cash Investing and Financing Activities
Shares issued for finders fee	-		1,188,001
Shares issued to settle debt	481,255	358,147	404,101

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Notes to Consolidated Financial Statements
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

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $968,913, and has an accumulated deficit at June 30, 2008 of $15,615,941 The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended June 30, 2008 and 2007. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Welwind Energy International Corporation
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)
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

Welwind Energy International Corporation
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

i)	Foreign Currency Translation

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At June 30, 2008, the exchange rate for one Chinese Renminbi was $0.1486 CAD (2007 - $0.1397 CAD).  For the period from January 1, 2008 to June 30, 2008, the average exchange rate for one Chinese Renminbi was $0.1427 CAD (2007 - $0.1470 CAD). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Welwind Energy International Corporation
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

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

The Company has adopted FASB Interpretation 48 “Accounting for Uncertain Income Taxes, an Interpretation of SFAS 109” (“FIN 48”), however, this adoption did not have any impact on the financial statements of the Company.

p)	Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”).  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS 162 is not expected to have an impact on our financial statements.

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

Welwind Energy International Corporation
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

p)	Recently Adopted Accounting Pronouncements

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

q)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

3.      Prepaid Expense and Other Long-term Assets

	June 30, 2008 $	December 31, 2007 $

Consulting	561,656	672,591
Other	12,533	12,533

Total	574,189	685,124

As at June 30, 2008, the Company has non-current prepaid expenses of $296,230 (December 31, 2007 - $266,716) relating to consulting costs.

Welwind Energy International Corporation
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

4.      Property and Equipment

	Cost $	Accumulated Depreciation $	June 30, 2008 Net Carrying Value $	December 31, 2007 Net Carrying Value $

Wind equipment under construction	521,037	–	521,037	448,103
Automobile	70,843	27,493	43,350	51,000
Computer hardware	11,651	4,922	6,729	7,086
Office furniture and equipment	11,798	3,857	7,941	8,208

	615,329	36,272	579,057	514,397

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

5.      Related Party Transactions/Balances

a)
As at June 30, 2008, the balance due to related parties amounted to $715,862 (December 31, 2007 - $767,706), which includes $172,239 (December 31, 2007 - $111,499) owed to the President of the Company for management fees and working capital purposes and $543,624 (December 31, 2007 - $533,736) owed to the spouse of the President of the Company for working capital purposes.  The amounts are unsecured, non-interest bearing, and due on demand.

b)
As at June 30, 2008, the Company owes $295,036 (December 31, 2007 - $122,471) to shareholders for advances to the Company and expenses paid on behalf of the Company. Of this amount, $107,363 (December 31, 2007 - $103,040) is unsecured, bears interest at 10% per annum, and is due on demand. As at June 30, 2008, accrued interest of $8,368 (December 31, 2007 - $3,049) is included in due to related parties.  The remaining balance of $179,305 (December 31, 2007 - $16,382) is unsecured, non-interest bearing, and payable on demand.

6.      Preferred Stock

On September 29, 2006, the Company entered into a Stock Purchase Agreement for a private placement consisting of 10,000,000 shares of preferred stock for cash proceeds of $556,855 (US$500,000) and 2,000,000 shares of common stock for cash proceeds of $111,371 (US$100,000). The Company also issued, to the investor, a 20% interest in its Zhanjiang wind farm project described in Note 8(b). The preferred stock is convertible into common stock, on a one-for-one basis commencing August 17, 2007.  As at June 30, 2008, there are 10,000,000 shares of preferred stock issued and outstanding.

Welwind Energy International Corporation
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

7.      Common Stock

a)
On June 17, 2008, the Company issued 2,500,000 common shares of the Company at US$0.09 per share, the price of the common stock on that date, in relation to services previously rendered.  This issuance resulted in a loss on settlement of debt of $104,475.

b)	On May 7, 2008, the Company issued 10,000,000 common shares of the Company at US$0.05 per common share

c)
On March 26, 2008, the Company issued 3,000,000 common shares of the Company at US$0.07 per common share for settlement of past services with a fair value of $150,000, resulting in a loss on settlement of debt of $63,780.

d)
On March 26, 2008, the Company issued 500,000 common shares of the Company at US$0.07 per common share for consulting services with a fair value of $35,630 (US$35,000) of which $35,386 is included is prepaid expenses as at March 31, 2008.

e)
On March 6, 2008, the Company issued 2,050,000 common shares of the Company at US$0.06 per common share for consulting services with a fair value of $121,130 (US$123,000).  At March 31, 2008, $104,672 is included in prepaid expenses.

f)
On January 17, 2008, the Company accepted subscriptions for 10,000,000 common shares of the Company at US$0.05 per share for proceeds of US$500,000.  At March 31, 2008, $26,385 is included in common stock subscribed.

g)
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

Effective February 4, 2008, the Company filed a Form S-8 Registration Statement in connection with its 2008 Equity Incentive Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 20,000,000 shares of common stock. The Plan Administrator determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. At June 30, 2008, there are no stock options outstanding.

8.      Commitments

a)
The Company entered into an agreement dated January 18, 2006, with the Government of Yangxi City (“Yangxi”) for the development of a wind farm producing a total of 400,000 kilowatt (“KW”) per year of electrical power in the next ten years.  Yangxi will assist the Company in securing land, sale price for the electricity, financing of the project, and preferential tax treatment. Initially, the Company will be required to prepare a community wind assessment and a feasibility study for approval. Yangxi can terminate the agreement if the project is not under construction within 24 months of signing the agreement. As at June 30, 2008, the Company has commenced construction on the plant and the agreement is in good standing.

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
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

10.           Discontinued Operations

On November 24, 2007, the Company discontinued all operations related to the former business of selling and distributing low carbohydrate and sugar-free foods.

The results of discontinued operations are summarized as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2008	2007	2008	2007
	$	$	$	$

Revenue	1,678	48,861	4,731	131,436
Cost of sales	-	(27,237)	(2,131)	(50,150)

Gross Profit	1,678	21,624	2,600	81,286

Operating Expenses
General and administrative	-	(100,326)	(56,372)	(210,867)

Net Loss	1,678	(78,702)	(53,772)	(129,581)

As at June 30, 2008 and December 31, 2007, assets and liabilities of the discontinued retail and wholesale foods division have been reported as discontinued operations.

	June 30, 2008 $	December 31, 2007 $

Accounts receivable	2,011	4,190
Inventory	3,064	5,389
Current assets of discontinued operations	5,075	9,579

Property and equipment, net	1,858	2,224
Assets held for sale	1,858	2,224

Accounts payable	(14,038)	(14,038)
Current liabilities of discontinued operations	(14,038)	(14,038)

11.           Subsequent event

In July, 2008, the Company issued 10,000,000 common shares to settle outstanding debt.

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

However, certain unexpected issues arose late in 2007 related to the Zhanjiang Windfarm.  During the due diligence period for the PPA, an issue with the local Port Authority arose requiring meetings with various levels of the Zhanjiang Government and the Port Authority. In a meeting during January 2008 between Welwind representatives and high ranking officials of the Port Authority and Government, all outstanding issues were resolved. It is anticipated that the PPA due diligence process should be completed soon.

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

Specifically, according to the GWEC release, China more than doubled its total installed capacity by installing 1,347 MW of wind energy in 2006, a 70% increase from last year’s figure. This brings China up to 2,604 MW of capacity, making it the sixth largest market worldwide. The Chinese market was boosted by the country’s new Renewable Energy Law, which entered into force on January 1, 2006.

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

Employees

As of August 14, 2008, 11 full time employees.

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

Period Ended June 30, 2008 Compared to Period Ended June 30, 2007

The following table summarizes the Company’s results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

	For the Three Months Ended June 30, 2008 $	Change from Prior Period %	For the Three Months Ended June 30, 2007 $

Operating Expenses	534,163	64.2	1,492,568
Net Loss from Continuing Operations	(534,163)	64.2	(1,492,568)
Other Income (Expense)	(104,475)	-	(74,550)
Net Loss before Discontinued Operations	(638,638)	40.8	(1,567,118)
Discontinued Operations	1,678	97.9	(78,702)
Net Loss for the Period	(636,960)	61.3	(1,645,820)

General and Administrative Expenses

During the three month period ended June 30, 2008, the Company incurred general and administrative expenses of $534,163 compared to $1,492,568 in the same period in the previous year. The 64.2% decrease of $958,405 in general and administrative expenses was mainly attributable to a decrease in consulting expense during the period ended June 30, 2007 to the period ended June 30, 2008.

Net Loss

During the period ended June 30, 2008, the Company incurred a net loss of $636,960, compared to a net loss of $1,645,820 in the same period in the previous year. The 61.3% decrease of $1,008,860 in net loss was mainly attributable to a decrease in consulting.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2008, the Company had $84,891 in cash, total current assets of $420,195, and current liabilities of $1,389,108. The Company may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that the Company will be able to raise capital from outside sources in sufficient amounts to fund the business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

During the period ended June 30, 2008, the Company used $203,939 of net cash flows in operating activities. However, the Company was able to fund operations by receiving cash proceeds of $357,269 from common stock subscriptions.

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

Cash Requirements

Our cash on hand as of June 30, 2008 is $84,891. We have sufficient cash on hand to pay the costs of some of our operations as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for potential lines of credit or sources of financing for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Progress in the development of our business plan will likely lend credibility to our plan to maintain profitability. We hired several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2008 in order to fully implement our plans for growth.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”).  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS 162 is not expected to have an impact on our financial statements.

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

-  -

ITEM 4(T). CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of June 30, 2008 due to the material weaknesses in our internal control over financial reporting identified in our 2007 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(c)           Changes in Internal Control Over Financial Reporting:

Subsequent to the year ended December 31, 2007, the Company retained an outside consulting firm which specializes in Sarbanes Oxley compliance.  This consulting firm has assisted the Company in developing a system that should assist in rectifying the material weaknesses described in our 2007 Form 10-KSB.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On May 14, 2008, the chief executive officer and chief financial officer of the Company, under authority granted to them by, and with the approval of, the board of directors, concluded that our previously reported consolidated financial statements included in our annual report for the year ended December 31, 2007 should no longer be relied upon.

In the course of preparing the quarterly report for the period ended March 31, 2008, the Registrant discovered that certain transactions had been previously recorded improperly on the Registrants Financial Statements for the period indicated above.  As a result of this review, on May 14, 2008, after discussion with our Board of Directors, we concluded that we should restate our consolidated financial statements for the period set forth above. The effects of the restatement are as follows:

December 31, 2007

•
The Company will restate its consolidated financial statements for the year ended December 31, 2007 to record a correction to the stock based compensation recognized in the year.  The effect of the restatement is to increase net loss by $416,520 for the year ended December 31, 2007. Net loss per share was unchanged.

As of the date of this Report, the Company has filed corrected financial information for the periods set forth above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Certificate of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

During the period ended June 30, 2008, we filed reports on Form 8-K on the following dates:

June 12, 2008

Subsequent to the period ended June 30, 2008, we filed reports on Form 8-K on the following dates:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Welwind Energy International Corp. (Registrant)

Date: August 14, 2008	By:	/s/ Tammy Lynn McNabb
Tammy Lynn McNabb Director, CEO and CFO