Form 10-Q
period 2008-09-30
Welwind Energy International CORP
filed 2008-11-14
CIK 1052671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q
_______________________________

[mark one]

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:   000-26673

WELWIND ENERGY INTERNATIONAL CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware	98-0207081
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

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
Carrillo Huettel, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐  NO ☒

The registrant has 188,464,837 shares of common stock outstanding as of September 30, 2008.

Quarterly Report on FORM 10-Q For The Period Ended
September 30, 2008

Welwind Energy International Corp.

PART 1.  FINANCIAL STATEMENTS

Welwind Energy International Corporation
September 30, 2008

Welwind Energy International Corporation
Consolidated Balance Sheets
(Expressed in Canadian Dollars)
(unaudited)
	September 30, 2008 $	December 31, 2007 $
ASSETS
Current Assets

Cash	12,147	18,211
Taxes recoverable	14,680	17,898
Prepaid expenses (Note 3)	253,350	426,477
Current assets of discontinued operations (Note 10)	3,064	9,579

Total Current Assets	283,241	472,165

Property and equipment, net (Note 4)	574,048	514,397
Customer relationships	245,016	245,016
Other assets (Note 3)	212,461	266,716
Assets held for sale (Notes 4 and 10)	1,858	2,224

Total Assets	1,316,624	1,500,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable	23,911	129,618
Accrued liabilities	386,707	320,117
Due to related parties (Note 5)	1,128,278	765,426
Current liabilities of discontinued operations (Note 10)	14,038	14,038

Total Liabilities	1,552,934	1,229,199

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares (2007 – 10,000,000 issued and outstanding)	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 188,464,837 shares (2007 – 157,572,395 issued and outstanding)	206,065	164,704

Additional paid-in capital	18,218,419	14,484,429

Stock subscriptions receivable	(72,026)	-

Accumulated deficit	(18,599,905)	(14,388,951)

Total Stockholders’ Equity	236,310	271,319

Total Liabilities and Stockholders’ Equity	1,316,624	1,500,518

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

	For the Three Months Ended September 30, 2008 $	For the Three Months Ended September 30, 2007 $	For the Nine Months Ended September 30, 2008 $	For the Nine Months Ended September 30, 2007 $	Accumulated from August 17, 2006 (Date of inception of Development Stage) to September 30, 2008 $

Revenue	-	-	–	-

Operating Expenses	-	-		-
General and Administrative	1,683,087	338,344	2,698,105	2,919,165	7,665,286

Net Loss from Continuing Operations	(1,683,087)	(338,344)	(2,698,105)	(2,919,165)	(7,665,286)

Other Income (Expense)

Loss on Settlement of Debt (Note 7)	(1,302,244)	-	(1,459,522)	(123,747)	(1,603,830)
Loss on Disposal of Property and Equipment	-	-	-	-	(1,000)

Net Loss before Discontinued Operations	(2,985,331)	(338,344)	(4,157,627)	(3,042,912)	(9,270,116)

Discontinued Operations (Note 10)	1,367	(66,955)	(53,327)	(196,535)	(392,130)

Net Loss and Comprehensive Loss for the Period	(2,983,694)	(405,299)	(4,210,954)	(3,239,447)	(9,662,246)

Net Loss Per Common Share
Continuing Operations – Basic and Diluted	(0.02)	(0.01)	(0.01)	(0.03)
Discontinued Operations – Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.03)
Weighted Average Number of Common Shares Outstanding	181,765,000	145,286,000	163,514,000	138,651,000

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)
(unaudited)
	For the Nine Months Ended September 30, 2008 $	For the Nine Months Ended September 30, 2007 $	Accumulated from August 17, 2006 (Date of inception of Development Stage) to September 30, 2008 $

Operating Activities
Net loss for the period	(4,210,954)	(3,239,447)	(9,662,246)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	14,899	13,798	43,157
Foreign exchange loss and other	-	894	15,228
Loss on settlement of debt	1,459,522	123,746	1,603,831
Stock-based compensation	1,711,778	2,298,330	5,038,937

Changes in operating assets and liabilities:
Taxes recoverable	3,219	-	3,219
Accounts receivable	2,011	(19,492)	(10,754)
Inventory	4,870	13,626	411
Prepaid expenses	116,447	(94,161)	124,973
Accounts payable and accrued liabilities	246,572	58,595	358,304
Due to related parties	374,953	77,000	990,985

Net Cash Flows Used In Operating Activities	(276,683)	(767,111)	(1,493,955)

Investing Activities
Cash acquired	-	-	2,194
Purchase and construction of equipment	(74,550)	(298,502)	(615,328)

Net Cash Flows Used In Investing Activities	(74,550)	(298,502)	(613,134)

Financing Activities
Proceeds from subscriptions and issuance of stock	357,269	381,295	2,022,027
Advances from shareholders	(12,100)	104,858	92,758

Net Cash Flows Provided By Financing Activities	345,169	486,153	2,114,785

Increase (Decrease) in Cash	(6,064)	(579,460)	7,696

Cash – Beginning of Period	18,211	603,182	4,451

Cash – End of Period	12,147	23,722	12,147

Supplementary Disclosures
Interest paid	–	–	-
Income taxes paid	–	–	-

Non-cash Investing and Financing Activities
Shares issued for finders fee	-		1,188,001
Shares issued to settle debt	1,883,499	358,148	2,287,600

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

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $1,269,693, and has an accumulated deficit at September 30, 2008 of $18,599,905 The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended September 30, 2008 and 2007. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (cont’d)

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

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (cont’d)

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

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At September 30, 2008, the exchange rate for one Chinese Renminbi was $0.1548 CAD (2007 - $0.1327 CAD).  For the period from January 1, 2008 to September 30, 2008, the average exchange rate for one Chinese Renminbi was $0.1459 CAD (2007 - $0.1441 CAD). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

2.      Summary of Significant Accounting Policies (cont’d)

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

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (cont’d)

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

q)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

3.      Prepaid Expense and Other Long-term Assets

	September 30, 2008 $	December 31, 2007 $

Consulting	453,278	672,591
Other	12,533	12,533

Total	465,811	685,124

As at September 30, 2008, the Company has non-current prepaid expenses of $221,461 (December 31, 2007 - $266,716) relating to consulting costs.

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

4.      Property and Equipment

	Cost $	Accumulated Depreciation $	September 30, 2008 Net Carrying Value $	December 31, 2007 Net Carrying Value $

Wind equipment under construction	521,037	–	521,037	448,103
Automobile	70,843	31,318	39,525	51,000
Computer hardware	11,651	5,909	5,742	7,086
Office furniture and equipment	11,798	4,054	7,744	8,208

	615,329	41,281	574,048	514,397

The wind equipment under construction relates to the Company’s wind farm projects, as disclosed in Note 8.  As the capital assets have not been placed in use, no depreciation of the wind equipment has been recorded for the three month period ended September 30, 2008.

As at December 31, 2007, the Company had equipment held for sale with a net carrying value of $1,858 (December 31, 2007 - $2,224) related to discontinued operations.  Refer to Note 10.

5.      Related Party Transactions/Balances

a)
As at September 30, 2008, the balance due to related parties amounted to $802,138 (December 31, 2007 - $767,706), which includes $202,838 (December 31, 2007 - $111,499) owed to the former President of the Company for management fees and working capital purposes and $599,300 (December 31, 2007 - $533,736) owed to the Newly appointed President and spouse of the former President of the Company for working capital purposes.  The amounts are unsecured, non-interest bearing, and due on demand.

b)
As at September 30, 2008, the Company owes $326,141 (December 31, 2007 - $122,471) to shareholders for advances to the Company and expenses paid on behalf of the Company. Of this amount, $110,047 (December 31, 2007 - $103,040) is unsecured, bears interest at 10% per annum, and is due on demand. As at September 30, 2008, accrued interest of $11,052 (December 31, 2007 - $3,049) is included in due to related parties.  The remaining balance of $216,094 (December 31, 2007 - $16,382) is unsecured, non-interest bearing, and payable on demand.

6.      Preferred Stock

On September 29, 2006, the Company entered into a Stock Purchase Agreement for a private placement consisting of 10,000,000 shares of preferred stock for cash proceeds of $556,855 (US$500,000) and 2,000,000 shares of common stock for cash proceeds of $111,371 (US$100,000). The Company also issued, to the investor, a 20% interest in its Zhanjiang wind farm project described in Note 8(b). The preferred stock is convertible into common stock, on a one-for-one basis commencing August 17, 2007.  As at September 30, 2008, there are 10,000,000 shares of preferred stock issued and outstanding.

7.      Common Stock

a)	On September 11, 2008, the Company issued 3,000,000 common shares of the Company at US$0.09 per share, the price of the common stock on that date for consulting services with a value of $291,482.

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

7.      Common Stock (cont’d)

b)	On September 4, 2008, the Company issued 3,000,000 common shares of the Company at US $0.09 per share, the price of the common stock on that date for consulting services with a value of $287,326.

c)
On July 17, 2008, the Company issued 10,000,000 common shares of the Company at US$0.14 per common share, the price of the common stock on that date in relation to services previously rendered.  This issuance resulted in a loss on settlement of debt of $1,302,244.

d)
On July 8, 2008, the Company issued 200,000 common shares of the Company at US$0.11 per common share, the price of the common stock on that date for consulting services previously rendered with a value of $22,456.

e)
On July 3, 2008, the Company issued 6,200,000 common shares of the Company at US$0.10 per common share, the price of the common stock on that date for consulting services previously rendered  with a value of $632,782.

f)
On June 17, 2008, the Company issued 2,500,000 common shares of the Company at US$0.09 per share, the price of the common stock on that date, in relation to services previously rendered.  This issuance resulted in a loss on settlement of debt of $104,475.

g)	On May 7, 2008, the Company issued 10,000,000 common shares of the Company at US$0.05 per common share.

h)
On March 26, 2008, the Company issued 3,000,000 common shares of the Company at US$0.07 per common share for settlement of past services with a fair value of $150,000, resulting in a loss on settlement of debt of $63,780.

i)	On March 26, 2008, the Company issued 500,000 common shares of the Company at US$0.07 per common share for consulting services with a fair value of $35,630 (US$35,000).

j)	On March 6, 2008, the Company issued 2,050,000 common shares of the Company at US$0.06 per common share for consulting services with a fair value of $121,130 (US$123,000).

k)	On January 17, 2008, the Company accepted subscriptions for 10,000,000 common shares of the Company at US$0.05 per share for proceeds of US$500,000.

l)
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

Effective February 4, 2008, the Company filed a Form S-8 Registration Statement in connection with its 2008 Equity Incentive Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 20,000,000 shares of common stock. The Plan Administrator determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. At September 30, 2008, there are no stock options outstanding.

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

8.      Commitments

a)
The Company entered into an agreement dated January 18, 2006, with the Government of Yangxi City (“Yangxi”) for the development of a wind farm producing a total of 400,000 kilowatt (“KW”) per year of electrical power in the next ten years.  Yangxi will assist the Company in securing land, sale price for the electricity, financing of the project, and preferential tax treatment. Initially, the Company will be required to prepare a community wind assessment and a feasibility study for approval. Yangxi can terminate the agreement if the project is not under construction within 24 months of signing the agreement. As at September 30, 2008, the Company has commenced construction on the plant and the agreement is in good standing.

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

The results of discontinued operations are summarized as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2008	2007	2008	2007
	$	$	$	$

Revenue	1,367	52,495	6,098	183,931
Cost of sales	-	(19,124)	(2,131)	(69,274)

Gross Profit	1,367	33,371	3,967	114,657

Operating Expenses:
General and administrative	-	(100,326)	(56,372)	(311,192)

Net Loss	1,367	(66,955)	(52,405)	(196,535)

As at September 30, 2008 and December 31, 2007, assets and liabilities of the discontinued retail and wholesale foods division have been reported as discontinued operations.

Welwind Energy International Corporation
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
(unaudited)

10.           Discontinued Operations (cont’d)

	September 30, 2008 $	December 31, 2007 $

Accounts receivable	-	4,190
Inventory	3,064	5,389
Current assets of discontinued operations	3,064	9,579

Property and equipment, net	1,858	2,224
Assets held for sale	1,858	2,224

Accounts payable	(14,038)	(14,038)
Current liabilities of discontinued operations	(14,038)	(14,038)

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

However, certain unexpected issues arose late in 2007 related to the Zhanjiang Windfarm.  During the due diligence period for the PPA, an issue with the local Port Authority arose requiring meetings with various levels of the Zhanjiang Government and the Port Authority. In a meeting during January 2008 between Welwind representatives and high ranking officials of the Port Authority and Government, all outstanding issues were resolved and the PPA due diligence process has been completed.

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

Employees

As of November 14, 11 full time employees.

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

Period Ended September 30, 2008 Compared to Period Ended September 30, 2007

The following table summarizes the Company’s results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

	For the Three Months Ended September 30, 2008 $	Change from Prior Period %	For the Three Months Ended September 30, 2007 $

Operating Expenses	1,683,087	398%	338,344
Net Loss from Continuing Operations	(1,683,087)	398%	(338,344)
Other Income (Expense)	(1,302,244)	100%	-
Net Loss before Discontinued Operations	(2,985,331)	782%	(338,344)
Discontinued Operations	1,367	102%	(66,955)
Net Loss for the Year	(2,983,694)	636%	(405,299)

General and Administrative Expenses

During the three month period ended September 30, 2008, the Company incurred general and administrative expenses of $1,683,087 compared to $338,344 in the same period in the previous year. The 398% increase of $1,344,743 in general and administrative expenses was mainly attributable to a increase  in consulting expense during the period ended September 30, 2008 to the period ended September 30, 2007.

Net Loss

During the three month period ended September 30, 2008, the Company incurred a net loss of $2,983,694, compared to a net loss of $405,299 in the same period in the previous year. The 636% increase of $2,578,395 in net loss was mainly attributable to the increase in General and Administrative expenses due to consulting and a loss on settlement of debt totaling 1,302,244 realized during the period.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2008, the Company had $12,147 in cash, total current assets of $283,241, and current liabilities of $1,552,934. The Company may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that the Company will be able to raise capital from outside sources in sufficient amounts to fund the business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

During the period ended September 30, 2008 the Company used $276,683 of net cash flows in operating activities. However, the Company was able to fund operations by receiving cash proceeds of $357,269 from common stock subscriptions.

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

Cash Requirements

Our cash on hand as of September 30, 2008 is $12,147. We have sufficient cash on hand to pay the costs of some of our operations as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for potential lines of credit or sources of financing for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

ITEM 4(T). CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of September 30, 2008 due to the material weaknesses in our internal control over financial reporting identified in our 2007 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(b)           Reports on Form 8-K.

During the period ended September 30, 2008, we filed reports on Form 8-K on the following dates:

None.

Subsequent to the period ended September 30, 2008, we filed reports on Form 8-K on the following dates:

•	October 14, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Welwind Energy International Corp. (Registrant)

Date: November 14, 2008	By:	/s/ Tammy Lynn McNabb
Tammy Lynn McNabb
Director, CEO and CFO