Form 10-K
period 2008-12-31
Welwind Energy International CORP
filed 2009-05-18
CIK 1052671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

Commission File Number 000-26673

WELWIND ENERGY INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0207081
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10-20172 113B Avenue, Maple Ridge, British Columbia, Canada V2X 0Y9
(Address of principal executive offices)

(604) 460-8487
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ❒ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ❒  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.❒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act). Yes ❒ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on May 13, 2009 based on the closing price on that date of $0.02 on the Over the Counter Bulletin Board was $2,964,000. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒	Non-accelerated filer ❒	Smaller reporting company ☒
(Do not check if a smaller reporting company)

The number of shares of common stock outstanding as of May 13, 2009 was 198,064,837.

DOCUMENTS INCORPORATED BY REFERENCE:

WELWIND ENERGY INTERNATIONAL CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Welwind Energy International was founded to build, own and operate wind farms on an international scale. Our current project focus is to bridge the North America-China link by building wind farms in China.  The Company will also work on extending its business plan into other markets including Canada and the United States.

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

The Acquisition of Welwind Energy International Corporation (an Alberta, CanadaCcorporation).

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

Recent Business Developments

Subsequent to December 31, 2008, the Company announced the following:

(1)	Termination of relationship with Ningxia Electric Power Corp. in late January 2009

Organizational Structure

Our current organizational structure is summarized by the illustration below:

Overview of our Business

The Company is engaged in the research, development and construction of wind farms, primarily involving small scale wind power.  Our ultimate goal is to build small to medium scale wind farms of which our company has operating control. It is our goal to have our wind farm connected to the general utility electric grid to produce clean, environmentally-sound wind power for use by the electric power industry.

Since 2006, we have been engaged primarily in the development of two projects, both located in the Guangdong Province in China.

Our management has been involved in the wind power industry for more than 10 years. We have experience in the design, manufacture, maintenance and sale of wind turbines, as well as the full-scale development of wind farms. We hold contract rights, are involved with projects in development and under negotiation, and provide development activities in the wind power industry.

A wind farm is a group of wind turbines in the same location used for production of electric power. Individual turbines are interconnected with a medium voltage (usually 34.5 kV) power collection system and communications network. At a substation, this medium-voltage electrical current is increased in voltage with a transformer for connection to the high voltage transmission system. A large wind farm may consist of a few dozen to about 100 individual wind turbines, and cover an extended area of hundreds of square miles (square kilometers), but the land between the turbines may be used for agricultural or other purposes. A wind farm may be located off-shore to take advantage of strong winds blowing over the surface of an ocean or lake.

Our two China projects would be considered, at least initially, small scale wind power wind farms, which is the name given to wind generation systems with the capacity to produce 50 kW or less of electrical power. Isolated communities, that otherwise rely on diesel generators, may use wind turbines to displace diesel fuel consumption. Individuals may purchase these systems to reduce or eliminate their dependence on grid electricity for economic or other reasons, or to reduce their carbon footprint. Wind turbines have been used for household electricity generation in conjunction with battery storage over many decades in remote areas. Increasingly, U.S. consumers are choosing to purchase grid-connected turbines in the 1 to 10 kilowatt range to power their whole homes. Household generator units of more than 1 kW are now functioning in several countries, and in every state in the U.S. Grid-connected wind turbines may use grid energy storage, displacing purchased energy with local production when available. Off-grid system users can either adapt to intermittent power or use batteries, photovoltaic or diesel systems to supplement the wind turbine. In urban locations, where it is difficult to obtain predictable or large amounts of wind energy (little is known about the actual wind resource of towns and cities), smaller systems may still be used to run low power equipment. Equipment such as parking meters or wireless Internet gateways may be powered by a wind turbine that charges a small battery, replacing the need for a connection to the power grid, making the potential carbon savings of small wind turbines difficult to determine.

A new Carbon Trust study into the potential of small-scale wind energy has found that small wind turbines could provide up to 1.5 terawatt hours (TW·h) per year of electricity and 0.6 million tonnes of carbon dioxide (Mt CO2) emission savings. This is based on 10% of households installing turbines at costs competitive with grid electricity, which is currently around 12p per kilowatt-hour.

Distributed generation from renewable resources is increasing as a consequence of the increased awareness of climate change. The electronic interfaces required to connect renewable generation units with the utility system can include additional functions such as active filtering to enhance the power quality.

What is Wind Power?

Wind power is the conversion of wind energy into a useful form, such as electricity, using wind turbines.

Wind energy has historically been used directly to propel sailing ships or converted into mechanical energy for pumping water or grinding grain, but the principal application of wind power today is the generation of electricity. Wind power, along with solar power, is non-dispatchable, meaning that for economic operation all of the available output must be taken when it is available, and other resources, such as hydroelectricity, must be used to match supply with demand.

What is a MET tower?

MET towers (Meteorological towers), are used to gather wind data necessary for site evaluation and development of wind energy projects.

MET tower instrumentation data logs wind direction and speed. In addition the MET tower can be equipped to record temperature, solar radiation and air pressure if necessary.

The most reliable wind energy assessments depend on wind data recorded continually, over a 1 year period at 40 and 60 meter heights (or greater). The wind data is sampled periodically (every 10 minutes is typical) and stored locally at the tower base using solid state memory devices. MET towers data loggers can be fitted with web server software and an internet connection for remote downloading of the meteorological information stored at the site.

MET tower installation costs typically range between $45,000 - $100,000 (tubular v. lattis) depending on site conditions and the necessity for site improvement, as well as the instrumentation and data logging strategies employed.

Note: Wind turbine efficiencies are proportional (in part) to the turbine rotor diameter.  Since modern rotor diameters can exceed 80 meters it is necessary to gather information on the differing wind conditions that exist along the radius of a rotor blade. Wind differences occur in great part as a result of wind shear, or drag, along hilly contours and heavily wooded or developed surfaces surrounding the turbine. Wind readings at different heights are used to extrapolate wind energy data for all heights along the rotor diameter.

Market Overview

Demand for electricity has dramatically increased as our society has become more technologically driven, Demand for Green Energy has also dramatically increased due to consumers desire to become environmentally conscious.  Both trends are expected to continue. Significant new capacity for the generation of electricity will be required to meet anticipated demand.

Most of the world’s main energy sources are still based on the consumption of non-renewable resources such as petroleum, coal, natural gas and uranium. However, while still a small segment of the energy supply, renewable sources such as wind power are growing rapidly in market share. Wind power delivers multiple environmental benefits. Wind power operates without emitting any greenhouse gases and has one of the lowest greenhouse gas lifecycle emissions of any power technology. Wind power results in no harmful emissions, no extraction of fuel, no radioactive or hazardous wastes and no use of water to steam or cooling. Wind projects are developed over large areas, but their carbon footprint is light. Farmers, ranchers and most other land owners can continue their usual activities after wind turbines are installed on their property.

According to the U.S. Department of Energy, Energy Information Administration’s publication Renewable Resources in the U.S. Electricity Supply, wind power generation is projected to increase eight-fold between 1990 and 2010, a rate of 10.4% per year. Annual growth in the wind power industry for the past ten years has exceeded 28% per year according to the Global Wind Energy Council. Although wind power produces under 1% of electricity worldwide according to the Global Wind Energy Council’s Global Wind 2007 Report, it is a leading renewable energy source and accounts for 19% of electricity production in Denmark (according to the U.S. Department of Energy’s Energy Facts web page), 10% in Spain and 7% in Germany (according to the Global Wind Energy Council’s Europe region web page).

Wind power has become a mainstream option for electricity generation, and we believe that it is a critical element to solving climate change and delivering cost-effective power.

According to the Global Wind Energy Council’s Global Wind 2007 Report, the United States led the world in wind power installations in 2007 and global wind capacity increased by more than 20,000 megawatts, with 5,244 megawatts installed in the United States alone. Spain and China were the second and third largest wind power growth countries in 2007 with 3,522 megawatts and 3,304 megawatts of wind power capacity added, respectively, according to the report.

Wind power can deliver zero-emissions electricity in large amounts. Wind projects do not use any fuel for their operations, so the price of wind power does not vary when fuel prices increase. When utilities acquire wind power, they lock in electricity at a stable price for, on average, 20 years or more.

Wind, however, is intermittent and electricity generated from wind power can be highly variable. Good site selection and advantageous positioning of turbines on a selected site are critical to the economic production of electricity by wind energy. In our experience, the primary cost of producing wind-powered electricity is the construction cost; wind energy has no fuel costs and relative low maintenance costs.

Though we have largely focused on the development of wind projects in China we intend to identify sites to produce wind energy in the United States and Canada.

 Growth in Demand for Wind Power

Growth in wind power is being driven by several environmental, socio-economic and energy policy factors that include:

·	ongoing increases in electricity demand due to population growth and growth in energy consuming devices such as computers, televisions and air conditioning systems,

·	the increasing cost of the predominant fuels required to drive the existing fleet of conventional electric generation such as coal, natural gas, nuclear and oil,

·	the increasing cost and difficulty faced in the construction of conventional electric generation plants,

·	existing and growing legislative and regulatory mandates for “cleaner” forms of electric generation,

·	ongoing improvements to wind power systems making them more cost effective and improving availability to meet demand, and

·	worldwide concern over greenhouse gas emissions and calls to reduce global warming due to the carbon dioxide produced by conventional electric generation.

China’s abundant inland and offshore wind energy resources provide potential for large-capacity, in-grid wind farms. By the end of 2005, China had built 59 wind farms with 1,854 wind turbine generators and a 1,266 megawatt in-grid wind power installed capacity, ranking it number ten globally.

CHINA’S WIND POWER POTENTIAL

green=great, pink=good, blue=ok, yellow=poor (offshore & coastal potential not shown)

Today, wind power in China is developing rapidly and receives particularly strong government support. The new Renewable Energy Law and its detailed incentive policies reflect the Chinese government’s intention to build up this industry. By 2020, China plans to have 30 gigawatts of wind power.

European companies dominate China’s wind power equipment market. Among U.S. companies, only GE Wind Power is active in China. In 2005, GE Wind Power occupied 3% of the in-grid wind turbine market in China.

According to the China Academy of Meteorological Sciences, the country possesses a total 235 gigawatts of practical onshore wind power potential that can be utilized at 10 meters above the ground. Annual potential production from wind power could reach 632.5 gigawatts if the annual, full-load operation reaches 2,000-2,500 hours. A detailed survey is needed, however, for economically utilizable wind power resources. The potential for offshore wind power is even greater, estimated at 750 gigawatts. Offshore wind speed is higher and more stable than onshore wind, and offshore wind farm sites are closer to the major electricity load centers in eastern China. Areas rich in wind power resources are mainly concentrated in two areas: northern China’s grasslands and Gobi desert, stretching from Inner Mongolia, Gansu, and Xinjiang provinces; and in the east coast from Shangdong and Liaoning and the Southeast Coast in Fujian and Guangdong provinces.

In 1986, China built its first wind farm in Rongcheng, Shandong Province. From 1996 to 1999, in-grid wind power developed very quickly, entering a localization stage. By the end of 2004, there were 43 wind farms with 1291 wind turbines in China, with 764 megawatts of installed capacity. Liaoning, Xinjiang, Inner Mongolia, and Guangdong experienced the fastest wind power development, representing 60% of the installed power generating capacity of national wind power. Currently, Xinjiang’s Dabancheng is the largest wind farm in China, with 100 megawatts of installed power generating capacity. Most generators range from 500 kilowatts to 1 megawatt, accounting for 84% of China’s wind turbine generators.

Regulations and Economic Incentive Plans Implemented by Chinese Government for Renewable Energy Projects

To support the development of wind power technology and growth of the in-grid wind power market, the Chinese government has recently pushed hard on renewables, and it implemented a series of projects and also stipulated a series of economic incentive policies:

– Ride the Wind Program

Windmills, while still subsidized, are economically viable in high-wind areas (photo: Nordex 2.5 MW units)

To import technology from foreign companies and to establish a high-quality Chinese wind turbine generator sector, the former State Development and Planning Commission (SDPC) initiated the “Ride the Wind Program” in 1996. This initiative led to two joint ventures, NORDEX (Germany) and MADE (Spain). These JVs effectively introduced 600kilowatts wind turbine generator manufacturing technology of 600 kilowatts into China.

– National Debt Wind Power Program

To encourage the development of domestic wind power equipment manufacturing, the former State Economic & Trade Commission (SETC) implemented the “National Debt Wind Power Program.” This program required the purchase of qualified, locally-made wind power components for new generation projects. China’s government provided bank loans with subsidized interest to wind farm owners of as compensation for the risk of using locally-made wind turbine generators. These loans funded construction of demonstration project wind farms with a total installed capacity of 8megawatts. This program has been completed.

– Wind Power Concession Project

The National Development and Reform Commission (NDRC) initiated the “Wind Power Concession Project” in 2004 with a 20-year operational period. This program aims to reduce the in-grid wind power tariff by building large capacity wind farms and achieving economies of scale. Each of the wind farms built in this program must reach a 100 megawatts capacity. By 2006, NDRC had approved 5 wind farms, in Jiangsu, Guangdong, Inner Mongolia, and Jilin Province.

In any typical wind power concession, the power grid company signs a long-term power purchase agreement with the wind power project investor and agrees to purchase electricity generated by the project. The bidding competition determines in-grid tariff and the agreement clearly prescribes the quantity of in-grid wind power to be purchased. The duration of the agreement covers the total operation period of the wind project.

Therefore, the investor minimizes risk in recovering investment costs. The concession agreement between the government and project investor guarantees the power-purchase agreement. All end-users of the grid’s electricity share the tariff increase due to wind power purchase. As incentives, the government waves import customs tariff and VAT on the equipment and accessories.

Although China’s government has, for many years, encouraged the use of wind power, favorable conditions for wide-scale development have yet to develop. Through the wind power concession project, the Chinese government hopes to create further incentives for companies to develop this renewable energy resource. The concession agreement and long-term power purchase agreement protect the interests of wind power investors, encouraging large companies, especially foreign ones, to invest in the Chinese wind power sector. Under this policy, market risk is reduced significantly, which in turn reduces the risk premium of the internal rate of return for wind power projects. Eventually, the wind tariff shared by end-users will be cut due to this decreased risk.

The Chinese government has expanded the capacity of wind farms to a 100 megawatt level, and has created new wind power tariffs based on the market mechanism and tendering process. This has attracted a number of Chinese companies into this program. Through successful implementation of the project, the Chinese government hopes to make wind power an economically-viable power choice, effectively competing with conventional power sources in China.

Incentive policies have finally begun to emerge within China. China encourages the development of wind power in its “National Middle and Large Term Development Plan.” According to the plan, by 2010, China’s installed capacity of wind power will reach 5 gigawatts. By 2020, it will achieve 30 gigawatts. In order to achieve this level of growth, China needs to build 800 megawatts of new wind power capacity each year from 2006 to 2010.

In February 2005, China’s Renewable Energy Law was formulated and was put into effect on January 1, 2006. The law stipulates that the power grid company must sign a grid connection agreement with the wind power generating company and purchase the full amount of the wind power generated by it. The wind power tariff will be determined by the wind farm project tendering. The winner’s quoted tariff will be the tariff of that wind farm project.

Wind power is a priority “National Clean Development Mechanism Project,” i.e., wind farm developers can sell Certified Emission Reduction Certificates (CER’s) to developed countries under the terms of the Kyoto Protocol.

The Chinese government reduced the Value-added Tax (VAT) for wind power from 17% to 8.5% in 2001 and adjusted the import custom tariff of wind turbine generator sets to 8% and that of its components to 3% in 2004. The import duty of wind power equipment and accessories can be waived if it is for the wind farm developer’s own use.

Some local governments in Guangdong, Jilin, Xinjiang and Inner Mongolia formulated their own incentive policies to develop wind power. By the end of 2005, China’s wind power installed capacity was about 1gigawatts. According to NDRC’s planning, China’s wind power installed capacity will reach 5gigawatts by 2010 and 30-40 gigawatts by 2020. According to statistics, the cost of wind power is 33%-60% higher than that of coal, which makes the wind power tariff 68%-94% higher than the coal tariff. Industry expert predicts that the wind power can be commercially viable and compete with clean coal-fired power economically by 2020.

On any listing of the very best prospects for China-focused wind sector business development, these would be amongst the top priorities:

-Large capacity wind turbine generators, especially at the 1megawatts level and above.
-Design and operation technology of large-scale wind farms.

Development trends for single wind turbine generators favor large capacity sets, especially at the 1 megawatt level. Before 1997, the 1 megawatt-level wind turbine generators occupied less than 10% of the worldwide market share. In 2001, that figure had risen to 52.3% and reached 62.1% in 2002. Although China has the ability to manufacture wind turbine generators below the 750 kilowatt level, production of higher capacity generators remains a challenge.
Although China has made a prototype of a 1.2 megawatt level wind turbine, it has only been used for demonstration projects. International suppliers will find strong demand in China for wind turbine generators at 1 megawatt and above levels. Beyond the manufacturing sector, Chinese companies also lack experience for investment, design, and operation of large wind farms.

With the recent passage of China's new Renewable Energy Law, one of the world's largest economies has now made one of the largest state-sponsored commitments toward renewable energy. China's government imposed a national renewable energy requirement that is expected to boost the use of renewable energy capacity up to 10 percent by the year 2020.

The law requires power grid operators to purchase resources from registered renewable energy producers. The law also offers financial incentives, such as a national fund to foster renewable energy development, and discounted lending and tax preferences for renewable energy projects.

Rapid economic development throughout China has resulted in a significant increase in energy consumption, leading to a rise in harmful emissions and power shortages. The Renewable Energy Law is designed to help protect the environment, prevent energy shortages, and reduce dependence on imported energy.

China's new law sets the stage for the widespread development of renewables, particularly for commercial scale renewable generating facilities. Through this legislation, the State officially encourages the construction of renewable energy power facilities. China's electricity grid is obligated to purchase all the electricity generated by approved renewable energy facilities located in its service area. The grid's buying price for renewables will be set by the National Development and Reform Commission (NDRC), a regulatory department of the State Council. NDRC will adjust the buying price from time to time as necessary. The cost of purchasing this power will be spread across all customers on the grid.

NDRC will also implement a national renewable energy plan, including specific renewable energy targets that will act as the framework for implementation of the law. Provincial planning agencies will then develop their more specific implementation plans. The law includes other details related to the purchase and use of solar photovoltaics (PV) and solar water heating as well as renewable energy fuels. Finally, the law includes specific penalties for non-compliance with the law.

Our Wind Farm Portfolio

We have two (2) wind projects in China’s Guangdong Province. The following provides an overview of the two projects, including current status:

Project Name	Megawatts	Phase
Zhanjiang Project	49 - 400	Local Approvals Secured, Pending Construction Permit and Possible Site Relocation
Yangxi Project	49 -400
Development Agreement with City of Yangxi signed in June 2007, Wind Testing Completed,  Project Proposal & Feasibility Report along with the Grid Connection Report Anticipated by end of Q3 2009 for Submission to City of Yangxi

Our plan is to develop 49Mw per project per year upon the commencement of construction (subject to securing necessary approvals), which is the maximum allowed by the provincial government.

The Zhanjiang Project

The Zhanjiang Windcor Windfarm Ltd. (“ZWWL”) began operations in 2006.  The ZWWL was acquired by the Company as part of the acquisition of Welwind (the Alberta corporation) in August 2006.  The ZWWL is the through which all operations pertaining to the Zhanjiang Project would be handled.

The ZWWL commenced initial operations in April 2006, with such operations including establishment of an office location.

The ZWWL project is proposed located on Donghai Island.

A MET tower was installed and began collecting wind data in June 2006.  The data collected was processed in accordance with strict industry standard procedures and correlating data from the 80 meter meteorological tower on site has ensured accurate compilation of atmospheric conditions during the testing period.

Installation of a 750 KW test turbine was completed in May 2007.  ENGAA, the turbine manufacturer, immediately commenced monitoring the data from this first turbine. By July 2007, ENGAA had completed its commissioning stage of the Zhanjiang Turbine and had begun to assess and analyze the data from that turbine.

A Project Feasibility Study Report and Grid Connection Report were finalized in November 2007 by the Guangdong Electric Power Design Institute, and subsequently submitted to the Guangdong Power Grid Corporation for review in anticipation of finalizing a Power Connection Agreement (“PCA”).

Based on the completed Project Feasibility Study Report and Grid Connection Report, we executed the PCA with the local utility company, the Guangdong Power Grid Corporation, in November 2007.  The local utility’s buying price with respect to each local energy producer is set by the National Development & Reform Commission (“NDRC”) upon issuance of the Construction Permit by the Guangdong Provincial Government as such buying price, though set by law, is subject to change.

All testing, reports, and other necessary documentation, including all approvals required, were submitted to the City of Zhanjiang for ratification of the Project Feasibility Study Report in June 2008.  In early December 2008, the City of Zhanjiang approved the ZWWL Project Feasibility Study Report, a pre-requisite for submission to the Guangdong Provincial Government for the Construction Permit. Based on the Company’s Project Proposal and Feasability Report, the Company received a conditional land use permit, subject to the issuance and approval of the construction permit by the Guangdong Provincial Government, for the construction of a wind farm on Zhanjiang, Donghai Island.

Immediately thereafter, the ZWWL submitted the City of Zhanjiang approved Project Feasibility Study Report to the Guangdong Provincial Government for issuance of the Construction Permit.  After corresponding with the Guangdong Provincial Government in January and February 2009, the ZWWL was advised in March 2009 that the Federal Government of China had given preference to a major steel project on Donghai Island.  As a result of this major steel project, the Guangdong Provincial Government was reassessing the location of all other projects in the area.  By way of correspondence received in March 2009, the Guangdong Provincial Government asked the Company to relocate the site for its proposed wind farm to another location as all available lands on Donghai Island were being reserved for the steel project until further notice, with such steel project including an accompanying town of an estimated 100,000 people.  The ZWWL is working with the Guangdong Provincial Government to secure a feasible alternate site, and it is expected that the Guangdong Provincial Government will begin to designate approved alternate sites for the other local projects, including the ZWWL wind farm project, beginning in June 2009.  Depending on the distance of the possible alternate site from the previously designated area, we may be forced to conduct additional win testing.

The Yangxi Project

The Yangxi Windfarm, the subsidiary through which all operations pertaining to the Yangxi Project are handled, commenced operations in July 2006.

The installation of an 80 foot meteorological tower was completed in July 2006. At that time, we began to collect data necessary to provide the information required to build out the wind farm. Phase 1 of the Yangxi wind farm will consist of a 49 MW project.  We anticipate that the Yangxi project will consist of a total of 400 MWs once fully completed.

In January 2008, after 16 months of collecting data from the tower at the Yangxi location, a formal Project Proposal was submitted to the City of Yangxi Government as well as to the Guangdong Tianlian Engineering Ltd., the Company which is actively engaged in preparing the Project Feasibility Study Report, which includes the Grid Connection Report.

In May 2008, the Company opened its Yangxi office.

In December of 2008, we submitted a process report/update to the City of Yangxi Government.  This process report provided detailed information about our plans to build the wind farm.   On December 24, 2008, we received a letter of support for our project from the City of Yangxi Government.

We anticipate that the Project Feasibility Study Report and Grid Connection Report will be available by the end of September 2009, at which time we anticipate continuing the process of attempting to secure the necessary approvals to move forward.

Supply

The Company and YATU Wind Energy Manufacturing Co. Ltd., formerly known as Guangzhou Engga Wind Energy Co. Ltd. (“ENGGA”), have a cooperative relationship where by the Company and ENGGA will work together on the technology and future supply of all Welwind turbines. The agreement gives Welwind priority for all turbines to be manufactured by ENGGA. ENGGA is the sino-joint enterprise with the shareholders by Britain ENGGA Power Generator Co., Ltd. and Hong Kong ENGGA Investment Co., Ltd. with the registered capital reaching RMB30 million and specializing in making, selling and installing wind power generation equipments, as well as selling parts of wind power generation equipments.

Competition

Large utility companies dominate the energy production industry and coal continues to dominate as the primary resource for electricity production. Electricity generated from wind energy faces competition from other traditional resources such as nuclear, oil and natural gas. The advantages of conventional production of electricity are that:

·	the technology and infrastructure already exist for the use of fossil fuels such as coal, oil and natural gas,

·	commonly-used fossil fuels in liquid form such as light crude oil, gasoline and liquefied petroleum gas are easy to distribute, and

·	petroleum energy density (an important element in land and air transportation fuel tanks) in terms of volume (cubic space) and mass (weight) is superior to some alternative energy sources.

However, energy produced by conventional resources also faces a number of challenges including:

·
the inefficient atmospheric combustion (burning) of fossil fuels leads to the release of pollution into the atmosphere including carbon dioxide which is largely considered the primary cause of global warming,

·	dependence on fossil fuels from volatile regions or countries of the world creates energy security risks for dependent countries,

·
fossil fuels are non-renewable unsustainable resources which will eventually decline in production and become exhausted with potentially dire consequences to societies that remain highly dependent on them, and

·	extraction of fossil fuels is becoming more expensive and more dangerous as readily-available resources are exhausted and mines get deeper and oil rigs must drill deeper and further out in oceans.

In contrast, electricity generated from wind energy:

·
produces no water or air pollution that can contaminate the environment because there are no chemical processes involved in wind power generation; therefore, there are no waste by-products such as carbon dioxide,

·	does not contribute to global warming because it does not generate greenhouse gases,

·	is a renewable source of energy, and

·	in the case of community wind power, farming and grazing can still take place on land occupied by wind turbines.

However, wind energy producers also face certain obstacles including:

·	the reality that wind is unpredictable and, therefore, wind power is not predictably available, and when the wind speed decreases, less electricity is generated,

·	residents in communities where wind farms exist may consider them an “eyesore,” and

·
wind farms, depending on the location and type of turbine, may negatively affect bird migration patterns and may pose a danger to the birds themselves; however, newer, larger wind turbines have slower moving blades which seem to be visible to most birds.

We expect that primary competition for the wind power industry will continue to come from utility company producers of electricity generated from coal and other non-renewable energy sources.

New entrants in the wind power development market, however, face certain barriers to entry. The capital costs of buying and maintaining turbines are high. Other significant factors include the cost of land acquisition, the availability of transmission lines, land use considerations and the environmental impact of construction and operations. Finally, another critical barrier to entry into the wind power development business is the necessary experience required to bring project to the point where they are able to secure interconnection agreements, power purchase agreements and project financing for construction.

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

Our Competitive Advantages

We believe that our experience in developing wind farm projects in new market areas will enable us to continue to successfully implement our business plan. Further, we believe our management’s understanding of deregulated energy markets enables us to maximize the value of our development portfolio. Our team has experience in site selection, market analysis, land acquisition, community relations, permitting, financing, regulation and construction.

As a result of our project portfolio and management team, we enjoy strong relationships with key trading partners that are required for successful wind farm development. These relationships include regulators, turbine suppliers, electric component suppliers, equity investors, project lenders, engineering firms, constructors, electric transmission operators and electric utilities.

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

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures. It is our policy to require employees and consultants to execute confidentiality agreements and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

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

Employees

As of May 13, 2009, we employed 11 full-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

ITEM 1A.    RISK FACTORS

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

Some forward-looking statements that we make in our 2008 Annual Report, in this Annual Report on Form 10-K and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

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

Dependence on management will affect our profitability

Future success depends on the continued services of the Company’s management team. The loss of any of their services would be detrimental and could have a material adverse effect on the business, financial condition and results of operations. Future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. We may not be able to attract, assimilate, or retain qualified managerial personnel and our failure to do so could have a material adverse effect on the business, financial condition and results of operations.

This is a highly speculative investment.

Ownership of our common stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of your investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock.

For the year ended December 31, 2008, we did not generate any income from any of our projects.  We are not adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), and there can be no assurance that we will have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

You will be diluted if we issue additional common stock, options to purchase common stock and/or debt or equity securities convertible into common stock.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and be senior to our common stock for the purposes of distributions, may have an adverse effect on the value of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of equity or debt securities, including medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon our liquidation, holders of our debt securities, if any, and shares of preferred stock, if any, and lenders with respect to other borrowings, if any, will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us reduce the value of our common stock. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in the Company.

Results may fluctuate and may not be indicative of future performance.

Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods.  Factors that could cause operating results to fluctuate include, but are not limited to, variations in the costs of identifying, negotiating and consummating acquisitions of businesses consistent with our business plan; variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation; the degree to which we encounter competition in our markets; and other general economic and operational circumstances.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

·	price and volume fluctuations in the overall stock market from time to time;

·	significant volatility in the market price and trading volume of securities of financial services companies;

·	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities (“LEAPs”), or short trading positions;

·	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

·	general economic conditions and trends;

·	loss of a major funding source; or

·	departures of key personnel.

OTC Bulletin Board.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”).  The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges.  Securities traded on the OTCBB are typically thinly traded, highly volatile, have fewer markets and are not followed by analysts.  The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB.  Quotes for stocks included on the OTCBB are not listed in newspapers.  Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of our common stock may be unable to sell their shares at acceptable prices.

Penny Stock Rules.

Trading in our securities will be subject to the “penny stock” rules for the foreseeable future.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our common stock and consequently adversely affect the market price of our common stock.

Changes in the law or regulations that govern us could have a material impact on us or our operations.

Our business operations are subject to various laws and regulations concerning consumer financing.  We are also regulated by the SEC and impacted by regulations of certain state regulatory agencies and self-regulatory organizations.  Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

No dividends.

Holders of our securities will only be entitled to dividends when, as and if declared by our Board of Directors.  We do not expect to generate a sufficient cash surplus which would be available for dividends in the foreseeable future.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Or principal executive office is located at 10-20172 113B Avenue Maple Ridge, British Columbia Canada V2X 0Y9. Our telephone number is (604) 460-8487. We rent, on a monthly basis, approximately 1915 square feet of industrial/office space for $1,830 per month. The space we lease is utilized for offices and for production purposes. It is our belief that the various spaces are adequate for our immediate needs. Additional space may be required as we expand our wind farm activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Our China offices are located near our active project as indicated below:

 Zhanjiang Windcor Windfarm Ltd:

Address:	Room E12, E13 Flourishing Silver Masion, 12 Lvhua Road, Zhanjiang Guangdong, China
Office Size:	978 square feet
Total:	$1789.00 (approximate based on actual amount paid in Chinese currency)
Lease term:	Two years (November 2008 to November 2010) (Original Lease Date April 2006)

Yangxi Welwind Windfarm Ltd:

Address:	No.15, Building 6, Dongyi Garden, Dongfeng 2 Road, Yanjiang Guangdong, China
Building area:	657 Square Feet
Rent:	$420.00 per month (approximate based on actual amount paid in Chinese currency)
Lease term:	Two years (May 2008 to May 2010)

ITEM 3.    LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, our subsidiaries or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended December 31, 2008.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Our Common Stock

Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on February 24, 2003.  Prior to November 01, 2006, our trading symbol was “VITS.” On November 01, 2006, to reflect our new name, our trading symbol was changed to “WWEI”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2007 through December 31, 2008.

	Bid
	High	Low
2007 Fiscal Year
First Quarter	$0.14	$0.07
Second Quarter	$0.23	$0.09
Third Quarter	$0.13	$0.06
Fourth Quarter	$0.18	$0.05

	Bid
	High	Low
2008 Fiscal Year
First Quarter	$0.12	$0.06
Second Quarter	$0.19	$0.04
Third Quarter	$0.14	$0.05
Fourth Quarter	$0.10	$0.04

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

Holders

As of May 13, 2009, there were 121 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended December 31, 2008, and subsequently through the date of this Report.

ITEM 6.    SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table summarizes the Company’s results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations
	For the Year Ended December 31, 2008	Increase (Decrease) from Prior Period		For the Year Ended December 31, 2007
		$	%	$

Operating Expenses	5,067,886		(2%)		5,174,022
Net Loss from Continuing Operations	(5,067,886)		(2%)		(5,174,022)
Interest Income (Expense)	(73,569)		38%		(53,440)
Other Income (Expense)	-		(100%)		(1,714,187)
Net Loss before Discontinued Operations	(5,141,455)		(26%)		(6,941,649)
Discontinued Operations	(4,923)		(98%)		(249,758)
Net Loss for the Year	(5,146,378)		(28%)		(7,191,407)

General and Administrative Expenses

During the year ended December 31, 2008, the Company incurred general and administrative expenses of $5,067,886 compared to $5,174,022 in the previous year. This minimal 2% decrease in general and administrative expenses of $106,136 was mainly attributable to a slight decrease in general office operating costs.

Net Loss

During the year ended December 31, 2008, the Company incurred a net loss of $5,146,378 compared to a net loss of $7,191,407 in the previous year. The 28% decrease of $2,045,029 in net loss was mainly attributable to a write-off of goodwill and customer relationships of $1,714,187 in 2007 (nil in 2008).  In addition, discontinued operations decreased by 244,835 from $249,758 in 2007 to $4,923 in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2008, the Company had $28,734 in cash, total current assets of $46,823, and current liabilities of $1,356,400. The Company may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that the Company will be able to raise capital from outside sources in sufficient amounts to fund the business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

During the year ended December 31, 2008, the Company used $710,192 of net cash flows in operating activities. However, the Company was able to fund operations by receiving cash proceeds of $501,052 from common stock subscriptions.

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

Cash Requirements

Our cash on hand as of December 31, 2008 is $28,734. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Progress in the development of our business plan will likely lend credibility to our plan to achieve profitability. We hired several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2008 in order to fully implement our plans for growth.

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

Future Financings

Our plan of operation calls for significant expenses in connection with the implementation of our business plan over the course of the next 24 months. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will exceed $1,000,000 As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 24 months. Therefore, we will require and will need to seek additional financing to meet our planned expenditures.

Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have relied on our revenues, to the extent generated, to fund our operations and have used our common stock to raise money for our operations as well.

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

Customer Relationships

Customer relationships consist of the relationships the Company has attained with the various levels of governments in China, which resulted in the entering of two agreements. The Company used the replacement cost approach for accounting for customer relationships. This approach uses an estimate of what a notional purchaser would likely pay for the intangible asset in order to be in the same position of the Company at the date of the closing of the Asset Purchase Agreement. The Company will amortize the carrying value of the customer relationships on a straight-line basis over the remaining estimated useful lives of the wind power plants upon commencement of the commercial production of electricity.  An impairment allowance was taken against the full amount of these customer relationships in 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities, (“FSP 03-6-1”), which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP 03-6-1. FSP 03-6-1 is not expected to have an impact on our financial statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”).  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS 162 is not expected to have an impact on our financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.    Financial Statements and Supplementary Data

PART 1.  FINANCIAL STATEMENTS
Welwind Energy International Corporation
December 31, 2008

Index
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the years then ended December 31, 2008 and 2007 and the period of inception (August 17, 2006) through December 31, 2008	F-3

Consolidated Statements of Cash Flows for the years then ended December 31, 2008 and 2007 and the period of inception (August 17, 2006) through December 31, 2008	F-4

Consolidated Statements of Stockholders’ Decifit for the years then ended December 31, 2008 and 2007	F-5

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors
Welwind Energy International Corporation

 We have audited the accompanying consolidated balance sheet of Welwind Energy International, Corporation and its subsidiaries (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period from August 17, 2006 (inception) through December 31, 2006, were audited by other auditors whose report dated March 16, 2007 expressed unqualified opinions on those statements. The consolidated financial statements for the period August 17, 2006 (inception) through December 31, 2006, include total revenues of $0 and a net loss of $1,701,033. Our opinion on the consolidated statements of expenses, stockholders' deficit and cash flows for the period August 17, 2006 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Welwind Energy International Corporation as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods then in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2007 to correct errors. Unaudited restatement information is presented in Note 11 for the year ended December 31, 2007.

 /s/ M&K CPAS, PLLC
 www.mkacpas.com
 Houston, Texas
 May 13, 2009

Welwind Energy International Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian Dollars)
	December 31, 2008 $	December 31, 2007 (Restated) $
ASSETS
Current Assets

Cash	28,734	18,211
Taxes recoverable	16,985	17,898
Prepaid expenses	1,104	3,830

Total Current Assets	46,823	39,939

Property and equipment, net	569,039	514,397
Assets held for sale	-	2,224

Total Assets	615,862	556,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable	107,507	129,618
Accrued liabilities	175,090	245,117
Due to related parties	1,073,803	765,426
Current liabilities of discontinued operations	-	14,038

Total Liabilities	1,356,400	1,154,199

Commitments and Contingencies

Stockholders’ Deficit

a) Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares at December 31, 2008 and 2007	11,137	11,137

b) Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 198,064,837 and 147,572,395 shares at December 31, 2008 and 2007, respectively	218,321	164,658

Additional paid-in capital	19,442,170	14,492,354

Stock subscriptions receivable	-	-

Deficit accumulated during development stage	(20,412,166)	(15,265,788)

Total Stockholders’ Deficit	(740,538)	(597,639)

Total Liabilities and Stockholders’ Deficit	615,862	556,560

Welwind Energy International Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian Dollars)
	For the Year Ended December 31, 2008 $	For the Year Ended December 31, 2007 (Restated) $	Accumulated from August 17, 2006 (Date of inception of Development Stage) to December 31, 2008 $

Revenue	-	-	-

Operating Expenses
General and Administrative	(5,067,886)	(5,174,022)	(18,226,244)

Net Loss from Continuing Operations	(5,067,886)	(5,174,022)	(18,226,244)

Interest Income (Expense)	(73,569)	(53,440)	(127,009)

Other Income (Expense)

Impairment of Goodwill	-	(1,714,187)	(1,714,187)
Loss on Disposal of Property and Equipment	-	-	(1,000)

Net Loss before Discontinued Operations	(5,141,455)	(6,941,649)	(20,068,440)

Discontinued Operations (Note 11)	(4,923)	(249,758)	(343,726)

Net Loss and Comprehensive Loss for the Period	(5,146,378)	(7,191,407)	(20,412,166)

Net Loss Per Common Share
Continuing Operations – Basic and Diluted	(0.03)	(0.05)
Discontinued Operations – Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	170,633,971	140,971,469

Welwind Energy International Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

	For the Year Ended December 31, 2008 $	For the Year Ended December 31, 2007 (Restated) $	Accumulated from August 17, 2006 (Date of inception of Development Stage) to December 31, 2008 $

Operating Activities
Net loss for the period	(5,146,378)	(7,191,407)	(20,412,166)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	8,066
Foreign exchange loss and other	-	-	15,410
Stock issued for compensation and services	3,504,002	3,903,849	14,731,067
Loss on stock issued for debt	539,028	49,196	588,224
Gain on cancellation of shares	-	(572,901)	(572,901)
Write-off of subscription receivable	-	770,310	770,310
Imputed interest on shareholder loans	73,569	53,440	127,009
Depreciation expense	20,034	18,315	38,349
Impairment loss	-	1,714,187	1,714,187

Changes in operating assets and liabilities:
Taxes recoverable	913	-	913
Accounts receivable	-	(4,062)	(16,985)
Inventory	-	-	-
Prepaid expenses and other assets	4,950	646	(1,104)
Accounts payable and accrued liabilities	293,690	425,459	405,057

Net Cash Flows Provided (Used) In Operating Activities	(710,192)	(832,968)	(2,604,564)

Investing Activities
Cash acquired	-	-	2,194
Purchase and construction of equipment	(74,676)	(320,278)	(614,223)

Net Cash Flows Used In Investing Activities	(74,676)	(320,278)	(612,029)

Financing Activities
Proceeds from subscriptions and issuance of stock	501,052	381,295	2,165,810
Borrowings on debt- related party	308,377	631,277	1,537,852
Principal payments on debt	-	(464,049)	(464,049)

Net Cash Flows Provided By Financing Activities	809,429	548,523	3,239,613

Decrease in Cash from Discontinued Operations	(14,038)	19,752	5,714

Increase (Decrease) in Cash	10,523	(584,971)	28,734

Cash – Beginning of Period	18,211	603,182	-

Cash – End of Period	28,734	18,211	28,734

Supplementary Disclosures
Interest paid	–	–
Income taxes paid	–	–

Non-cash Investing and Financing Activities
Shares issued for finders fee	-
Shares issued to settle debt	385,828	215,848

Welwind Energy International Corporation
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From December 31, 2006 to December 31, 2008
(Expressed in Canadian Dollars)

	Preferred Stock		Common Stock
	# of shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Stock subscriptions receivable	Accumulated Deficit	Total

Balance, December 31, 2006	10,000,000	$11,137	128,583,583	$144,875	$12,274,139	$(1,151,605)	$(8,074,381)		$3,204,165
Common stock issued for services	–	–	26,982,255	28,876	2,461,173	–	–		2,490,048

Common stock issued for settlement of debt	–	–	2,006,557	2,366	265,044	-	–		267,410

Common stock subscriptions received	–	–	–	–	–	381,295	–		381,295

Cancellation of shares	–	–	(10,000,000)	(11,459)	(561,442)	-	–		(572,901)

Write off of subscriptions receivable	–	–	–	–	-	770,310	–		770,310

Imputed Interest on shareholder loan	–	–	–	–	53,440	-	-		53,440

Net loss for the year	–	–	–	–	–	–	(7,191,407)		(7,191,407)

Balance, December 31, 2007 (Restated)	10,000,000	$11,137	147,572,395	$164,658	$14,492,354	$-	$(15,265,788)	$	(597,639)

Common stock issued for cash	–	–	10,000,000	10,098	490,954	-	–		501,052

Common stock issued for services	–	–	30,992,442	31,711	3472291	–	–		3,504,002

Common stock issued for settlement of debt	–	–	9,500,000	11,854	913,002	-	–		924,856

Imputed Interest on shareholder loan	–	–	-	-	73,569	-	-		73,569
Net loss for the year	–	–	–	–	–	–	(5,146,378)		(5,146,378)

Balance, December 31, 2008	10,000,000	$11,137	198,064,837	$218,321	$19,442,170	$-	$(20,412,166)		$(740,538)

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation
(A Development Stage Company)
Consolidated Statements of Operations
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

2.      Going Concern

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $1,309,577 and has an accumulated deficit at December 31, 2008 of $20,412,166 The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.      Summary of Significant Accounting Policies

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

Cash consists of bank accounts held at financial institutions in the United States, Canada, and China. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents. There were no cash equivalents at December 31, 2008 and 2007.

Welwind Energy International Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian Dollars)

d)	Property and Equipment

Equipment is recorded at cost and is depreciated on a straight line basis over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.  Costs included in wind equipment are under construction and will be amortized over their useful life on a straight-line basis once they are put into use.

e)	Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured.

f)	Taxes Receivable

The goods and services tax (GST) is a tax that applies to the supply of most goods and services in Canada. Although the consumer pays the tax, businesses are generally responsible for collecting and remitting it to the government. Businesses that are required to have a GST registration number are called registrants. Registrants collect the GST on most of its sales and pay the GST on most purchases it makes to operate the business. The Company can claim a credit, called an input tax credit (ITC), to recover the GST it paid or owes on the purchases it uses in commercial activities. GST registrants must meet certain responsibilities. Generally, the Company must file returns on a regular basis, collect the tax on taxable supplies it makes in Canada, and remit any resulting net tax owing. Since the Company earned no revenue during the years ended December 31, 2008 and 2007 and filed an input tax credit for purchases made in relation to commercial activities, it recorded a receivable of $16,985.

g)	Long-Lived Assets

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

h)	Foreign Currency Translation

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At December 31, 2008, the exchange rate for one Chinese Renminbi was $0.1795 CAD (2007 - $0.1353 CAD).  For the period from January 1, 2008 to December 31, 2008, the average exchange rate for one Chinese Renminbi was $0.1537 CAD (2007 - $0.1411 CAD). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

k)	Stock-based Compensation

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

l)	Financial Instruments and Concentrations of Business

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

m)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s discontinuance of its retail and wholesale foods division, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 11.

n)	Income Taxes

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

o)	Fair Value of Financial Instruments

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable, loan payable and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

p)	Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities, (“FSP 03-6-1”), which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP 03-6-1. FSP 03-6-1 is not expected to have an impact on our financial statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”).  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS 162 is not expected to have an impact on our financial statements.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and  periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and  periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Other new pronouncements issued during 2008 are not applicable to the Company.

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

r)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

4.      Property and Equipment

	Cost $	Accumulated Depreciation $	December 31, 2008 Net Carrying Value $	December 31, 2007 Net Carrying Value $

Wind equipment under construction	521,037	–	521,037	448,103
Automobile	70,843	35,143	35,700	51,000
Computer hardware	11,651	6,896	4,755	7,086
Office furniture and equipment	11,798	4,251	7,547	8,208

	615,329	46,289	569,039	514,397

The wind equipment under construction relates to the Company’s wind farm projects, as disclosed in Note 8.  As the capital assets have not been placed in use, no depreciation of the wind equipment has been recorded for the year ended December 31, 2008.

5.      Related Party Transactions/Balances

a)
As at December 31, 2008, the balance due to related parties amounted to $912,601 (December 31, 2007 - $637,402), which includes $233,438 (December 31, 2007 - $111,499) owed to the former President of the Company for management fees and working capital purposes and $679,163 (December 31, 2007 - $533,736) owed to the Newly appointed President and spouse of the former President of the Company for working capital purposes.  Total management fees charged by these parties for 2008 was $150,000US$ (2007 - $120,000US$). The amounts are unsecured, non-interest bearing, and due on demand.

b)
As at December 31, 2008, the Company owes $161,202 (December 31, 2007 - $128,024) to shareholders for advances to the Company and expenses paid on behalf of the Company. Of this amount, $112,798 (December 31, 2007 - $103,040) is unsecured, bears no interest, and is due on demand.  The remaining balance of $48,404 (December 31, 2007 - $16,382) is due to a shareholder who is also the President of the Company, unsecured, non-interest bearing, and payable on demand.

Imputed interest of $53,440 (December 31, 2007 - $73,569) at 8% interest has been recorded on the shareholder loans and is included as an increase to additional paid in capital.

6.      Preferred Stock

On September 29, 2006, the Company entered into a Stock Purchase Agreement for a private placement consisting of 10,000,000 shares of preferred stock for cash proceeds of $556,855 (US$500,000) and 2,000,000 shares of common stock for cash proceeds of $111,371 (US$100,000). The Company also issued, to the investor, a 20% interest in its Zhanjiang wind farm project described in Note 8(b). The preferred stock is convertible into common stock, on a one-for-one basis commencing August 17, 2007.  As at December 31, 2008, there are 10,000,000 shares of preferred stock issued and outstanding and no shares have been converted.

7.      Common Stock

a)
On December 8, 2008, the Company issued 2,000,000 common shares of the Company with a total value of $188,123 based on the closing price of the Company’s common stock on the date of issuance. On December 3, 2008, the Company issued 5,000,000 common shares of the Company in relation to settlement of amounts due from the Company.  The Company also issued 200,000 common shares for consulting services provided.  The total value of shares issued was $621,953 based on the closing price of the Company’s common stock on the date of issuance.

b)
On November 18, 2008, the Company issued 2,500,000 common shares of the Company with a total value of $138,701 based on the closing price of the Company’s common stock on the date of issuance in relation to services previously rendered.

c)	On September 11, 2008, the Company issued 3,000,000 common shares of the Company with a value of $301,655 based on the closing price of the Company’s common stock on the date of issuance.

d)	On September 4, 2008, the Company issued 3,000,000 common shares of the Company with a value of $294,989 based on the closing price of the Company’s common stock on the date of issuance.

e)
On July 17, 2008, the Company issued 10,000,000 common shares of the Company in relation to settlement of debt in the amount of $100,000. The remaining value of $1,302,243 was expensed to General and Administrative. The total value was $1,402,660 based on the closing price of the Company’s common stock on the date of issuance.

f)
On July 8, 2008, the Company issued 200,000 common shares of the Company for consulting services previously rendered with a value of $22,436 based on the closing price of the Company’s common stock on the date of issuance.

g)
On July 3, 2008, the Company issued 6,000,0000  common shares of the Company to related parties and 200,000 common shares of the Company to consultants for consulting services previously rendered  with a value of $612,827 based on the closing price of the Company’s common stock on the date of issuance.

h)
On June 17, 2008, the Company issued 2,500,000 common shares of the Company in relation to services previously rendered with a value of $436,475 based on the Company’s common stock on the date of issuance.

i)	On May 7, 2008, the Company issued 10,000,000 common shares of the Company at US$0.05 per common share for proceeds of $501,052.

j)	On March 26, 2008, the Company issued 3,000,000 common shares of the Company for settlement of past services with a fair value of $213,549 the Company’s common stock on the date of issuance.

k)	On March 26, 2008, the Company issued 500,000 common shares of the Company for consulting services with a fair value of $35,592 the Company’s common stock on the date of issuance.

l)	On March 6, 2008, the Company issued 2,050,000 common shares of the Company for consulting services with a fair value of $122,102 the Company’s common stock on the date of issuance.

m)	On January 7, 2008, the Company issued 342,442 common shares of the Company with a fair value of $37,797 the Company’s common stock on the date of issuance.

Year Ended December 31, 2007:

n)
On October 24, 2007, the Company issued 1,058,255 common shares with a fair value of $57,633 the Company’s common stock on the date of issuance to the President of the Company as reimbursement of expenses paid on behalf of the Company.

o)	On October 23, 2007, the Company issued 5,000,000 shares of common stock for a prior period performance bonus valued at $301,692 the Company’s common stock on the date of issuance.

p)	On October 10, 2007, the Company issued 200,000 shares of common stock for consulting services valued at $12,826 based on the closing price of the Company’s common stock on the date of issuance.

q)	On October 3, 2007, the Company issued 3,200,000 shares of common stock for consulting services valued at $222,522 based on the closing price of the Company’s common stock on the date of issuance.

r)	On August 31, 2007, the Company issued 3,424,000 shares of common stock for consulting services valued at $272,439 based on the closing price of the Company’s common stock on the date of issuance.

s)	On August 31, 2007, the Company issued 1,500,000 shares of common stock for consulting services valued at $112,500 based on the closing price of the Company’s common stock on the date of issuance.

t)	On June 12, 2007, the Company issued 100,000 shares of common stock for a performance bonus valued at $12,743 based on the closing price of the Company’s common stock on the date of issuance.

u)	On May 9, 2007, the Company issued 1,000,000 shares of common stock for services valued at $214,500 based on the closing price of the Company’s common stock on the date of issuance.

v)	On May 2, 2007, the Company issued 1,000,000 shares of common stock for services valued at $51,690 based on the closing price of the Company’s common stock on the date of issuance.

w)
On April 21, 2007, the Company issued 2,000,000 shares of common stock to a director for consulting services with a fair value of $225,440 based on the closing price of the Company’s common stock on the date of issuance.

x)
On April 4, 2007, the Company issued 6,000,000 shares of common stock to a consultant valued at $763,620 based on the closing price of the Company’s common stock on the date of issuance for services rendered.

y)
On April 2, 2007, the Company issued 2,000,000 shares of common stock to a director for consulting services valued at $242,445 based on the closing price of the Company’s common stock on the date of issuance.

z)
On March 7, 2007, the Company issued 1,263,158 common shares a fair value of $178,651 based on the closing price of the Company’s common stock on the date of issuance to the President of the Company in settlement of past services.

aa)
On March 7, 2007, the Company issued 343,399 common shares with a fair value of $48,568 based on the closing price of the Company’s common stock on the date of issuance to various consultants in settlement of past services.

bb)	On January 24, 2007, the Company issued 400,000 common shares with a fair value of $40,191 based on the closing price of the Company’s common stock on the date of issuance.

cc)	During the year ended December 31, 2007, the Company received proceeds of $381,295 relating to the 30,000,000 common shares issued during the year ended December 31, 2006.

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

Effective February 4, 2008, the Company filed a Form S-8 Registration Statement in connection with its 2008 Equity Incentive Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 20,000,000 shares of common stock. The Plan Administrator determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. At December 31, 2008, 550,000 shares have been issued under the plan and there are no stock options outstanding.

8.      Commitments

a)	The Company rents, on a month-to-month basis, its industrial and office space for $1,726 per month, office space in China for approximately $1,000 per month and warehouse space for $1,791 per month.

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

As at December 31, 2008, the Company had approximately $2,800,786 of unused Canadian net operating losses available for carry forward for Canadian income tax purposes which begin to expire in the year 2027. Current year net operating losses for Canadian income tax purposes are approximately $1,207,026 and will expire in 2028.

A deferred tax asset has been offset by a full valuation allowance. The components of the Company's deferred tax assets are as follows:
	December 31, 2008 $	December 31, 2007 $

Deferred tax asset
- Non-capital losses	980,275	3,690,000
- Less valuation allowance	(980,275)	(3,690,000)

Net deferred tax asset	-	-

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes.  The difference results from the following:
	December 31, 2008 $	December 31, 2007 $

Earnings (loss) before taxes	(5,146,378)	(7,191,407)
Statutory rate	35%	35%

Computed expected tax (recovery)	(1,801,232)	(2,516,992)
Non-deductible expenses	1,241,016	2,087,516
Temporary differences	(2,150,159)	-
Change in valuation allowance	2,710,375	422,527
Other	-	6,949

Reported income taxes	-	-

10.  Discontinued Operations

On November 24, 2007, the Company discontinued all operations related to the former business of selling and distributing low carbohydrate and sugar-free foods.

The results of discontinued operations are summarized as follows:

	Year ended December 31,	Year ended December 31,
	2008	2007
	$	$

Revenue	6,098	197,545
Cost of sales	(2,131)	(70,652)

Gross Profit	3,967	126,893

Operating Expenses:
General and administrative	(8,890)	(376,651)

Net Loss	(4,923)	(249,758)

As at December 31, 2008 and December 31, 2007, assets and liabilities of the discontinued retail and wholesale foods division have been reported as discontinued operations.

	December 31, 2008 $	December 31, 2007 $

Property and equipment, net	-	2,224
Assets held for sale	-	2,224

Accounts payable	-	(14,038)
Current liabilities of discontinued operations	-	(14,038)

11.   Restatement

The Company has restated its financial statements as at December 31, 2007 and for the year ended December 31, 2007 to record various corrections recognized in the year.  The effect of the restatement is to increase net loss by $1,176,837 for the year ended December 31, 2007. Net loss per share was decreased by $0.01 per share from ( $0.04) per share (continuing and discontinued operations –basic and diluted) to ($0.05) per share.

a	)	Balance Sheet
		As At December 31, 2007
		As Reported $	Adjustment $	As Restated $

Prepaid expenses		426,477	(422,647)	3,830

Current assets of discontinued operations		9,579	(9,579)	-

Customer relationships		245,016	(245,016)	-

Other assets		266,716	(266,716)	-

Accrued liabilities		20,117	225,000	245,117

Common stock		164,704	(46)	164,658

Additional paid-in capital		14,484,429	7,925	14,492,354

Accumulated deficit		(14,088,951)	(1,176,837))	(15,265,788)

b	)	Statements of Operations
		For the Year ended December 31, 2007
		As Reported $	Adjustment $	As Restated $

General and Administrative		(4,209,997)	(964,025)	(5,174,022)

Gain (loss) on settlement of debt		(85,644)	85,611	-

Net Loss before Discontinued Operations		(5,764,812)	(1,176,837)	(6,941,649)

Net Loss for the Year		(6,014,570)	(1,176,837)	(7,191,407)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent public accountants on accounting and financial disclosure.

Item 9A(T).    Controls and Procedures

(1)    Evaluation of Disclosure Controls and Procedures.     As required by Rule 13a-15 under the Exchange Act, our management, including Tammy-Lynn McNabb, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Ms. McNabb concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

(2)    Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
As of December 31, 2008, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2008, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2008, effective controls over equity transactions were not maintained.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

      As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

     M&K CPAs, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

     Our management and Board of Directors plan to establish the following remediation measures during the fiscal year ended December 31, 2009:

1.
Our Board of Directors will nominate an audit committee and audit committee financial expert to ensure that we establish appropriate internal controls over our financial reporting process, including formal review and approval of our financial statements and the review, implementation, and monitoring of necessary internal controls, procedures, and policies to mitigate the potential risk of material misstatement of our financial records.

(3)    Changes in Internal Controls.     During the period ended December 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, subsequent to the year ended December 31, 2008, the Company has retained an outside consulting firm which specializes in Sarbanes Oxley compliance.  This consulting firm has assisted the Company in developing a system that should assist in rectifying the material weaknesses described herein.

Item 9B.    Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The name, age, and position with our company of each director and executive officer are as follows:

Name	Age	Position	Director/Officer Since
Tammy-Lynn McNabb	40	Chief Executive Officer, Chief Financial Officer, Secretary, Chairwoman and Director	2004
Shannon de Delley	41	Director	2006
Patrick Higgins	40	Director	2005
Pan Huifang	39	Director	2006

Feng Junyi	47	Director	2007
Baldwin Kam Tao Cheng	59	Director	2007
Zeng Zhigao	37	Director	2008

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

Mr. Zeng Zhigao

Since March, 2008, Mr. Zhigao has served as a director and Executive Vice General Manager of Zhanjiang Windcor Windfarm Ltd. and Yangjiang Welwind Windfarm Ltd. Prior to this from 2006 through early 2008, Mr. Zhigao served as a director and Deputy General Manager of Guangdong Luzhoushiji Pro-Environment Technology Co. Ltd. From 2001 to 2006, he served as the General Manager assistant and Engineer in Guangdong Overseas Construction Supervision Co. Ltd., where he was in charge of the management of engineering construction. Mr. Zhigao has a bachelor’s degree in management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2008 all required filings were timely filed by each of its directors and executive officers.

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

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2008 by (1) each person who served as the principal executive officer of the Company during fiscal year 2008; (2) the Company’s most highly compensated executive officers as of December 31, 2008 with compensation during fiscal year 2008 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2008.

Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Tammy-Lynn McNabb	2008	$120,000	$—	—	—	—	—	—	$120,000
Chief Executive Officer	2007	$120,000	$—	—	—	—	—	—	$120,000

There were no stock options granted or exercised by the named executive directors in 2008.

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

There were no stock based awards under the Equity Incentive Plan in 2008 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2008.

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

Director Compensation

The following table shows the overall compensation earned for the 2008 fiscal year with respect to each person who was a director as of December 31, 2008.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Tammy-Lynn McNabb Director	$—	204,123	$—	—	—	121,260	$325,383

Shannon de Delley	$—	201,123	$—	—	—	—	$201,123
Director

Patrick Higgins	$—	35,630	$—	—	—	—	$35,630
Director

Pan Huifang	$—	—	$—	—	—	—	$—

Zeng Zhigao Director	$—	572,681	$—	—	—	—	$572,681

Feng Junyi Director	$—	404,544	$—	—	—	—	$404,544

Baldwin Cheng	$—	—	$—	—	—	—	$—

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of May 13, 2009, by:

•	each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
•	each director;
•	each of our chief executive officer and our other two most highly compensated executive officers; and
•	all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 211,247,692 common shares outstanding as of May 13, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o Welwind Energy International Corporation, 10-20172 113B Avenue, Maple Ridge, British Columbia, Canada V2X 0Y9.

Beneficial Owner	Shares of Common Stock Number	Beneficially Owned Percent
Tammy-Lynn McNabb	9,499,117	4.49%

Shannon de Delley	3,662,528	1.73%

Patrick Higgins	500,000	0.23%

Zeng Zhigao	6,000,000	2.84%

Feng Junyi	20,000,000	9.47%

Larry McNabb	6,386,000	3.02%

Luo Yizi	13,000,000	6.15%

Pan Huifang	2,000,000	0.95%

Baldwin Cheng	2,000,000	0.95%

All Officer & Directors as a Group	63,047,645	29.85%

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

Item 13.    Certain Relationships and Related Transactions

None, other than as set forth elsewhere in this Annual Report.

Item 14.    Principal Accounting Fees and Services

During the year ended December 31, 2008, we engaged M & K CPAS PLLC as our independent auditor.  For the year ended December 31, 2008, we were billed by M & K CPAS PLLC, aggregate fees as discussed below.

• Audit Fees: Fees for audit services totaled $25,000 and $25,000 in 2008 and 2007, respectively, including fees associated with the annual audit.

• Audit-Related Fees: Fees for audit-related services totaled $0 in 2008 and 2007, respectively. Audit-related services principally included accounting consultations.

• Tax Fees: We did not engage our auditor for any tax related services during 2008 or 2007.

• All Other Fees: Fees for other services not included in the above were $0 in both 2008 and 2007.

Audit Fees

During the year ended December 31, 2008, the aggregate fees billed or estimated to be billed to us for professional services rendered by M & K CPAS PLLC for the audit of our annual financial statements, review of financial statements included in our quarterly reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $50,000.

Audit-Related Fees

During fiscal 2008, there were no fees billed to us for any other products or services provided by M & K CPAS PLLC other than the services reported above.

Tax Fees.

During fiscal 2008, there were no fees billed to us for any other products or services provided by M & K CPAS PLLC other than the services reported above.

All Other Fees.

During fiscal 2008, there were no fees billed to us for any other products or services provided by  M & K CPAS PLLC other than the services reported above.

Item 15.    Exhibits

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the _______________________.

Welwind Energy International Corporation a Delaware Corporation
By:
/s/ Tammy-Lynn McNabb
Tammy-Lynn McNabb Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Welwind Energy International Corporation and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Tammy-Lynn McNabb	Chief Executive Officer and Chairman of the Board	May 14, 2008
Tammy-Lynn McNabb

/s/ Shannon de Delley	Director	May 14, 2008
Shannon de Delley

/s/ Patrick Higgins	Director	May 14, 2008
Patrick Higgins

/s/ Zeng Zhigao	Director	May 14, 2008
Zeng Zhigao

/s/ Feng Junyi	Director	May 14, 2008
Feng Junyi

/s/ Pan Huifang	Director	May 14, 2008
Pan Huifang

/s/ Baldwin Kam Tao Cheng	Director	May 14, 2008
Baldwin Kam Tao Cheng