Form 10-Q
period 2009-03-31
Welwind Energy International CORP
filed 2009-05-20
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2009

Commission File Number: 000-26673

___________________________________

WELWIND ENERGY INTERNATIONAL CORP.

(Name of Small Business Issuer in Its Charter)

Delaware	98-0207081
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10-20172 113B Avenue, Maple Ridge, British Columbia, Canada V2X 0Y9

(Address of principal executive offices)

(604) 460-8487

(Registrant's telephone number, including area code)

with a copy to:

Carrillo Huettel, LLP

501 W. Broadway, Suite 800

San Diego, CA 92101

Telephone (619) 399-3090

Telecopier (619) 330-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X .    No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      .                                     Accelerated Filer       .

Non-Accelerated Filer       .                Smaller Reporting Company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Issuer’s revenues for its most recent fiscal year: Nil

As of May 19, 2009, there were 201,247,692 shares of the registrant’s Common Stock outstanding.

WELWIND ENERGY INTERNATIONAL CORPORATION

Report on Form 10-Q

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

PART 1.  UNAUDITED FINANCIAL STATEMENTS

Welwind Energy International Corporation

March 31, 2009

Index

Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	4

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008 and the period of inception (August 17, 2006) through March 31, 2009	5

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008 and the period of inception (August 17, 2006) through March 31, 2009	6

Notes to the Unaudited Consolidated Financial Statements	7

Welwind Energy International Corporation

Consolidated Balance Sheets

(Expressed in Canadian Dollars)

	March 31, 2009 (Unaudited) $	December 31, 2008 $
ASSETS

Cash	16,541	28,734
Taxes recoverable	20,099	16,985
Prepaid expenses	1,104	1,104

Total Current Assets	37,744	46,823

Property and equipment, net	565,578	569,039

Total Assets	603,322	615,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable	114,040	107,507
Accrued liabilities	193,090	175,090
Due to related parties	1,264,095	1,073,803

Total Liabilities	1,571,225	1,356,400

Commitments and Contingencies

Stockholders’ Deficit

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares as of March 31, 2009 and December 31, 2008	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 201,247,692 and 198,164,837 as of March 31, 2009 and December 31, 2008, respectively	222,152	218,321

Additional paid-in capital	19,576,809	19,442,170

Deficit accumulated during development stage	(20,778,001)	(20,412,166)

Total Stockholders’ Deficit	(967,903)	(740,538)

Total Liabilities and Stockholders’ Deficit	603,322	615,862

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

Consolidated Statements of Operations

(Expressed in Canadian Dollars)

(unaudited)

	For the Three Months Ended March 31, 2009 $	For the Three Months Ended March 31, 2008 $	Accumulated from August 17, 2006 (Date of inception of Development Stage) to March 31, 2009 $

Revenue	-	-	-

Operating Expenses	-	-	-
General and Administrative	342,306	515,266	18,568,550

Net Loss from Continuing Operations	(342,306)	(515,266)	(18,568,550)

Interest Income (Expense)	(23,529)	(18,392)	(150,538)

Impairment of Goodwill			(1,714,187)

Loss on Disposal of Property and Equipment	-	-	(1,000)

Net Loss before Discontinued Operations	(365,835)	(533,658)	(20,434,275)

Discontinued Operations	-	(56,372)	(343,726)

Net Loss and Comprehensive Loss for the Period	(365,835)	(590,030)	(20,778,001)

Net Loss Per Common Share
Continuing Operations – Basic and Diluted	(0.00)	(0.00)
Discontinued Operations – Basic and Diluted	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	200,048,804	148,644,000

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

Consolidated Statements of Cash Flows

(Expressed in Canadian Dollars)

(unaudited)

	For the Three Months Ended March 31, 2009 $	For the Three Months Ended March 31, 2008 $	Accumulated from August 17, 2006 (Date of inception of Development Stage) to March 31, 2009 $

Operating Activities
Net loss for the period	(365,835)	(590,030)	(20,778,001)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	8,066
Foreign exchange loss and other	-	-	15,410
Stock issued for compensation and services	-	146,073	14,731,067
Gain on cancellation of shares	-	-	(572,901)
Loss on stock issued for debt	24,941	-	613,165
Write-off of subscription receivable		52,803	770,310
Imputed interest on shareholder loans	23,529	18,392	150,538
Depreciation expense	3,461	5,038	41,810
Impairment loss on goodwill	-	-	1,714,187

Changes in operating assets and liabilities:
Taxes recoverable	(3,114)	11,335	(2,201)
Accounts receivable	-	-	(16,985)
Inventory	-	2,325	-
Prepaid expenses	-	365	(1,104)
Accounts payable and accrued liabilities	99,533	114,905	504,590

Net Cash Flows Used In Operating Activities	(217,485)	(238,794)	(2,822,049)

Investing Activities
Cash acquired	-	-	2,194
Purchase and construction of equipment	-	(74,550)	(614,223)

Net Cash Flows Used In Investing Activities	-	(74,550)	(612,029)

Financing Activities
Proceeds from subscriptions and issuance of stock	-	249,933	2,165,810
Borrowings on debt- related party	205,292	79,541	1,743,144
Principal payments on debt	-	(12,100)	(464,049)
Net Cash Flows Provided By Financing Activities	205,292	317,374	3,444,905

Decrease in Cash from Discontinued Operations	-	-	5,714

Increase (Decrease) in Cash	(12,193)	4,030	10,827
Cash – Beginning of Period	28,734	18,211	-
Cash – End of Period	16,541	22,241	16,541

Supplementary Disclosures
Interest paid	–	–	-
Income taxes paid	–	–	-

Non-cash Investing and Financing Activities
Shares issued for finders fee	-		1,188,001
Shares issued to settle debt	90,000	251,780	2,287,600

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

2.

Going Concern

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $1,533,481, and has an accumulated deficit at March 31, 2009 of $20,778,001. The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

b)

Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on May 18, 2009 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2009, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d)

Cash and Cash Equivalents

Cash consists of bank accounts held at financial institutions in the United States, Canada, and China. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents.   There were no cash equivalents at March 31, 2009 and December 31, 2008.

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

g)

Taxes Recoverable

The goods and services tax (GST) is a tax that applies to the supply of most goods and services in Canada. Although the consumer pays the tax, businesses are generally responsible for collecting and remitting it to the government. Businesses that are required to have a GST registration number are called registrants. Registrants collect the GST on most of its sales and pay the GST on most purchases it makes to operate the business. The Company can claim a credit, called an input tax credit (ITC), to recover the GST it paid or owes on the purchases it uses in commercial activities. GST registrants must meet certain responsibilities. Generally, the Company must file returns on a regular basis, collect the tax on taxable supplies it makes in Canada, and remit any resulting net tax owing. Since the Company earned no revenue during the three months ended March 31, 2009 and year ended December 31, 2008 and filed an input tax credit for purchases made in relation to commercial activities, it recorded a receivable of $20,099.

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

i)

Foreign Currency Translation

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At March 31, 2009, the exchange rate for one Chinese Renminbi was $0.1850 CAD (2008 - $0.1417CAD).  For the period from January 1, 2009 to March 31, 2009, the average exchange rate for one Chinese Renminbi was $0.1822 CAD (2008 - $0.1402 CAD). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

p)

Fair Value of Financial Instruments

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) that defines air value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable, loan payable and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

q)

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

r)

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

s)

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	March 31, 2009 Net Carrying Value $	December 31, 2008 Net Carrying Value $

Wind equipment under construction	521,037	–	521,037	521,037
Automobile	70,843	37,821	33,022	35,700
Computer hardware	11,651	7,489	4,162	4,755
Office furniture and equipment	11,798	4,441	7,357	7,547

	615,329	49,751	565,578	569,039

The wind equipment under construction relates to the Company’s wind farm projects.  As the capital assets have not been placed in use, no depreciation of the wind equipment has been recorded for the three month period ended March 31, 2009.

4.

Related Party Transactions/Balances

a)

As at March 31, 2009, the balance due to related parties amounted to $1,102,893 (December 31, 2008 - $912,601), which includes $264,038  (December 31, 2008 - $233,438) owed to the former President of the Company for management fees and working capital purposes and $838,855 (December 31, 2008 - $679,163) owed to the Newly appointed President and spouse of the former President of the Company for working capital purposes.  The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at March 31, 2009, the Company owes $161,202 (December 31, 2008 - $161,209) to shareholders for advances to the Company and expenses paid on behalf of the Company. Of this amount, $112,798 (December 31, 2008 - $112,798) is unsecured, bears interest at 10% per annum, and is due on demand. The remaining balance of $193,096 (December 31, 2008 - $48,404) is unsecured, non-interest bearing, and payable on demand.

Imputed interest of $23,529 (December 31, 2008 - $53,440) at 8% interest has been recorded on the shareholder loans and is included as an increase to additional paid in capital.

5.

Common Stock

a)

On February 4, 2009, the Company issued 1,500,000 common shares of the Company with a total value of $55,926 based on the closing price of the Company’s common stock on the date of issuance in relation to settlement of debt in the amount of $75,000.  The Company recorded a gain of 19,074.

b)

On February 4, 2009, the Company issued 1,582,855 common shares of the Company with a total value of $59,015 based on the closing price of the Company’s common stock on the date of issuance in relation to settlement of debt in the amount of $15,000. The Company recorded a loss of $44,015.

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

Effective February 4, 2008, the Company filed a Form S-8 Registration Statement in connection with its 2008 Equity Incentive Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 20,000,000 shares of common stock. The Plan Administrator determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. At March 31, 2009, there are no stock options outstanding.

6.

Commitments

a)

The Company rents, on a month-to-month basis, its industrial and office space for $1,726 per month, office space in China for approximately $1,000 per month and warehouse space for $1,791 per month.

7.

Discontinued Operations

On November 24, 2007, the Company discontinued all operations related to the former business of selling and distributing low carbohydrate and sugar-free foods.

The results of discontinued operations are summarized as follows:

	Three months Ended March 31, 2009	Three Months Ended March 31, 2008
	$	$

Revenue	-	3,054
Cost of sales	-	(2,131)

Gross Profit	-	923

Operating Expenses:
General and administrative	-	(57,295)

Net Loss	-	(56,372)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FORWARD - LOOKING STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Introduction

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

Employees

As of May 19, 2009, we employed 11 full-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2009 COMPARED TO THE PERIOD ENDED MARCH 31, 2008.

The following table summarizes the Company’s results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

	For the Three Months Ended March 31, 2009 $	Change from Prior Period %	For the Three Months Ended March 31, 2008 $	Change from Prior Period %

Operating Expenses	342,306	(33.6)	515,266	(55.8)
Net Loss from Continuing Operations	(342,306)	(33.6)	(515,266)	(55.8)
Other Income (Expense)	(23,529)	27.9	( )	7.3
Net Loss before Discontinued Operations	(365,835)	(31.4)	(533,658)	(53.1)
Discontinued Operations			(56,372)	10.8
Net Loss for the Year	(365,835)	(37.9)	(590,030)	(50.3)

General and Administrative Expenses

During the three month period ended March 31, 2009, the Company incurred general and administrative expenses of $342,306 compared to $515,266 in the same period in the previous year. The 33.6% decrease of $172,960 in general and administrative expenses was mainly attributable to a $142,291 decrease in consulting expense from $295,891 during the period ended March 31, 2008 to $153,600 in the period ended March 31, 2009.

Net Loss

During the period ended March 31, 2009, the Company incurred a net loss of $365,835 compared to a net loss of $590,030 in the same period in the previous year. The 37.9% decrease of $224,195 in net loss was mainly attributable to a decrease in consulting expense of $142,291.

As at March 31, 2008, the Company had $16,541 in cash, total current assets of $603,322, and current liabilities of $1,571,225. The Company may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that the Company will be able to raise capital from outside sources in sufficient amounts to fund the business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

During the period ended March 31, 2009, the Company used $217,485 of net cash flows in operating activities.

Uses of Liquidity

The Company's cash requirements through the end of fiscal 2009 are primarily to fund operations and to complete the wind farm projects in China.

Sources of Liquidity

The Company’s primary source of liquidity for its short-term cash needs is expected to be from cash and cash equivalents currently on hand. The Company believes that will be able to borrow additional funds if needed.

Cash Requirements

Our cash on hand as of March 31, 2009 is $16,541. We have sufficient cash on hand to pay the costs of some of our operations as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for potential lines of credit or sources of financing for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities, (“FSP 03-6-1”), which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP 03-6-1. FSP 03-6-1 is not expected to have an impact on our financial statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”).  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Ms. McNabb concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2009.

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

1.  As of December 31, 2008, effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  However, the Company’s financial reporting process is centralized around the Company’s Chief Executive Officer and an external consulting firm responsible for the Company’s financial reporting and policies surrounding the day-to-day transactions of the Company’s financial reporting and record-keeping in Canada and China have been implemented and reviewed by management with no material errors during the year ended December 31, 2008.

The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of December 31 2008, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Our management and Board of Directors plan to establish the following remediation measures during the fiscal year ending December 31, 2009:

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

2.  Our management and Board of Directors are currently finalizing a formal code of ethics that will outline the policies and procedures regarding management, directors, and employees of the Company as well as formalize existing policies and procedures surrounding the Company’s financial reporting requirements.

(3)    Changes in Internal Controls.     During the period ended March 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, during the period ended March 31, 2009, the Company has retained an outside consulting firm which specializes in Sarbanes Oxley compliance.  This consulting firm has assisted the Company in developing a system that should assist in rectifying the material weaknesses described herein.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

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

WELWIND ENERGY INTERNATIONAL CORP.

Dated: May 20, 2009

/s/ Tammy-Lynn McNabb

By: Tammy-Lynn McNabb

Its: President and CEO