Form 10-Q
period 2009-06-30
Welwind Energy International CORP
filed 2009-08-19
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2009

Commission File Number: 000-26673

___________________________________

WELWIND ENERGY INTERNATIONAL CORP.

Delaware	98-0207081
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10-20172 113B Avenue, Maple Ridge, British Columbia, Canada V2X 0Y9

(Address of principal executive offices)

(604) 460-8487

(Registrant's telephone number, including area code)

with a copy to:

Carrillo Huettel, LLP

501 W. Broadway, Suite 800

San Diego, CA 92101

Telephone (619) 399-3090

Telecopier (619) 330-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes           No         .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes           No         .

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

As of August 18, 2009, there were 207,747,692 shares of the registrant’s Common Stock outstanding.

WELWIND ENERGY INTERNATIONAL CORPORATION

(A Development Stage Company)

Report on Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

PART 1.  FINANCIAL STATEMENTS

Welwind Energy International Corporation

(A Development Stage Company)

June 30, 2009

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in Canadian Dollars)

	June 30, 2009 (Unaudited) $	December 31, 2008 $
ASSETS
Current Assets

Cash	9,242	28,734
Taxes recoverable	22,562	16,985
Prepaid expenses	1,104	1,104

Total Current Assets	32,908	46,823

Property and equipment, net of accumulated depreciation of ($53,212) and ($46,290) as of June 30, 2009 and December 31, 2008, respectively	562,118	569,039

Total Assets	595,026	615,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable	170,866	107,507
Accrued liabilities	182,090	175,090
Due to related parties	1,429,866	1,073,803

Total Liabilities	1,782,822	1,356,400

Commitments and Contingencies

Stockholders’ Deficit

Preferred Stock:
Authorized: 10,000,000 shares, US$0.001 par value Issued and outstanding: 10,000,000 shares as of June 30, 2009 and December 31, 2008	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US$0.001 par value Issued and outstanding: 207,747,692 and 198,164,837 shares as of June 30, 2009 and December 31, 2008, respectively	229,460	218,321

Additional paid-in capital	19,740,691	19,442,170

Deficit accumulated during development stage	(21,169,084)	(20,412,166)

Total Stockholders’ Deficit	(1,187,796)	(740,538)

Total Liabilities and Stockholders’ Deficit	595,026	615,862

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Months Ended June 30, 2009 $	For the Three Months Ended June 30, 2008 $	For the Six Months Ended June 30, 2009 $	For the Six Months Ended June 30, 2008 $	Accumulated from August 17, 2006 (Date of inception) to June 30, 2009 $

Revenue	-	-	-	-	-

Operating Expenses			-	-	-
General and Administrative	366,046	638,638	708,352	1,172,296	18,934,596

Net Loss from Continuing Operations	(366,046)	(638,638)	(708,352)	(1,172,296)	(18,934,596)

Interest Expense	(25,037)	-	(48,566)	-	(175,575)

Impairment of Goodwill	-	-	-	-	(1,714,187)

Loss on Disposal of Property and Equipment	-	-	-	-	(1,000)

Net Loss before Discontinued Operations	(391,083)	(638,638)	(756,918)	(1,172,296)	(20,825,358)

Discontinued Operations (Note 10)	-	1,678	-	(54,694)	(343,726)

Net Loss and Comprehensive Loss for the Period	(391,083)	(636,960)	(756,918)	(1,226,990)	(21,169,084)

Net Loss Per Common Share
Continuing Operations – Basic and Diluted	(0.00)	(0.01)	(0.00)	(0.01)
Discontinued Operations – Basic and Diluted	(0.00)	(0.01)	(0.00)	(0.01)
Weighted Average Number of Common Shares Outstanding	202,544,395	161,335,000	201,303,494	156,514,000

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in Canadian Dollars)

(Unaudited)

	For the Six Months Ended June 30, 2009 $	For the Six Months Ended June 30, 2008 $	Accumulated from August 17, 2006 (Date of inception) to June 30, 2009 $

Operating Activities
Net loss for the period	(756,918)	(1,226,990)	(21,169,084)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	8,066
Foreign exchange loss and other	-	-	15,410
Stock issued for compensation and services	113,271	464,445	14,844,338
Gain on cancellation of shares	-	-	(572,901)
Loss (Gain) on settlement of debt	(17,177)	157,278	571,047
Write-off of subscription receivable	-	-	770,310
Imputed interest on shareholder loans	48,566	-	175,575
Depreciation expense	6,921	9,890	45,270
Impairment loss on goodwill	-	-	1,714,187

Changes in operating assets and liabilities:
Taxes recoverable	(5,577)	7,513	(4,664)
Accounts receivable	-	-	(16,985)
Inventory	-	4,870	-
Prepaid expenses	-	8,069	(1,104)
Accounts payable and accrued liabilities	220,359	113,414	625,416

Net Cash Flows Used In Operating Activities	(390,555)	(461,511)	(2,995,119)

Investing Activities
Cash acquired	-	-	2,194
Purchase and construction of equipment	-	(74,550)	(614,223)

Net Cash Flows Used In Investing Activities	-	(74,550)	(612,029)

Financing Activities
Proceeds from subscriptions and issuance of stock	-	357,269	2,165,810
Borrowings on debt- related party	371,063	257,572	1,908,915
Principal payments on debt	-	(12,100)	(464,049)

Net Cash Flows Provided By Financing Activities	371,063	602,741	3,610,676

Decrease in Cash from Discontinued Operations	-	-	5,714

Increase (Decrease) in Cash	(19,492)	66,680	9,242

Cash – Beginning of Period	28,734	18,211	-

Cash – End of Period	9,242	84,891	9,242

Supplementary Disclosures
Interest paid	–	–	-
Income taxes paid	–	–	-

Non-cash Investing and Financing Activities
Shares issued for finders fee	-	-	1,188,001
Shares issued to settle debt	165,000	481,255	2,287,600

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

2.

Going Concern

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $1,749,914 and has an accumulated deficit at June 30, 2009 of $21,169,084. The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	June 30, 2009 Net Carrying Value $	December 31, 2008 Net Carrying Value $

Wind equipment under construction	521,037	–	521,037	521,037
Automobile	70,843	40,497	30,346	35,700
Computer hardware	11,651	8,084	3,567	4,755
Office furniture and equipment	11,798	4,630	7,168	7,547

	615,329	53,211	562,118	569,039

The wind equipment under construction relates to the Company’s wind farm projects, as disclosed in Note 8.  As the capital assets have not been placed in use, no depreciation of the wind equipment has been recorded for the three month period ended June 30, 2009.

4.

Related Party Transactions/Balances

a)

As at June 30, 2009, the balance due to related parties amounted to $1,268,664 (December 31, 2008 - $912,601), which includes $294,638 (December 31, 2008 - $233,438) owed to the former President of the Company for management fees and working capital purposes and $974,026 (December 31, 2008 - $679,163) owed to the Newly appointed President and spouse of the former President of the Company for working capital purposes.  The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at June 30, 2009, the Company owes $161,202 (December 31, 2008 - $161,202) to shareholders for advances to the Company and expenses paid on behalf of the Company. Of this amount, $112,798 (December 31, 2008 - $112,798) is unsecured, bears interest at 10% per annum, and is due on demand. The remaining balance of $48,404 (December 31, 2008 - $48,404) is unsecured, non-interest bearing, and payable on demand.

Imputed interest of $48,566 (December 31, 2008- $53,440) at 8% interest rate has been recorded on the shareholder loans and is included as an increase to additional paid in capital.

5.

Preferred Stock

On September 29, 2006, the Company entered into a Stock Purchase Agreement for a private placement consisting of 10,000,000 shares of preferred stock for cash proceeds of $556,855 (US$500,000) and 2,000,000 shares of common stock for cash proceeds of $111,371 (US$100,000). The Company also issued, to the investor, a 20% interest in its Zhanjiang wind farm project described in Note 8(b). The preferred stock is convertible into common stock, on a one-for-one basis commencing August 17, 2007.  As at June 30, 2009, there are 10,000,000 shares of preferred stock issued and outstanding.

6.

Common Stock

a)

On February 4, 2009, the Company issued 1,500,000 common shares of the Company with a total value of $55,926 based on the closing price of the Company’s common stock on the date of issuance in relation to settlement of debt in the amount of $75,000.  The Company recorded a gain of $19,074.

b)

On February 4, 2009, the Company issued 1,582,855 common shares of the Company with a total value of $59,015 based on the closing price of the Company’s common stock on the date of issuance in relation to settlement of debt in the amount of $15,000.  The Company recorded a loss of $44,015.

c)

On May 29, 2009, the Company issued 10,000,000 common shares of the Company with a total value of $219,220 based on the closing price of the Company’s common stock on the date of issuance in relation to services rendered. The Company subsequently cancelled these shares on June 16, 2009.

d)

On May 29, 2009, the Company issued 1,500,000 common shares of the Company with a total value of $32,883 based on the closing price of the Company’s common stock on the date of issuance in relation to settlement of debt in the amount of $75,000.  The Company recorded a gain of $42,118.

e)

On June 16, 2009, the Company issued 5,000,000 common shares of the Company with a total value of $113,270 based on the closing price of the Company’s common stock on the date of issuance in relation to services rendered.

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

Effective February 4, 2008, the Company filed a Form S-8 Registration Statement in connection with its 2008 Equity Incentive Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 20,000,000 shares of common stock. The Plan Administrator determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. At June 30, 2009, there are no stock options outstanding.

7.

Commitments

a)

The Company rents, on a month-to-month basis, its industrial and office space for $1,726 per month, office space in China for approximately $1,000 per month and warehouse space for $1,791 per month.

8.

Discontinued Operations

On November 24, 2007, the Company discontinued all operations related to the former business of selling and distributing low carbohydrate and sugar-free foods.

The results of discontinued operations are summarized as follows:

	Six months Ended June 30, 2009	Six Months Ended June 30, 2008
	$	$

Revenue	-	3,054
Cost of sales	-	(2,131)

Gross Profit	-	923

Operating Expenses:
General and administrative	-	(55,617)

Net Loss	-	(54,694)

As at June 30, 2009 and December 31, 2008, there were no remaining assets and liabilities of the discontinued retail and wholesale foods division.

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

Employees

As of August 7, 2009, we employed 11 full-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

Results of Operations

	For the Three Months Ended June 30, 2009	Change from Prior Period	For the Three Months Ended June 30, 2008	Change from Prior Period
	$	%	$	%

Operating Expenses	366,046	(42.7)	638,638	64.2
Net Loss from Continuing Operations	(366,046)	(42.7)	(638,638)	64.2
Other Income (Expense)	-	-		-
Net Loss before Discontinued Operations	(391,083)	(38.8)	(638,638)	40.8
Discontinued Operations	-	-	1,678	97.9
Net Loss for the Year	(391,083)	(38.6)	(636,960)	61.3

	For the Six Months Ended June 30, 2009	Change from Prior Period	For the Six Months Ended June 30, 2008	Change from Prior Period
	$	%	$	%

Operating Expenses	708,352	(30.2)	1,015,018	(60.7)
Net Loss from Continuing Operations	(708,352)	(30.2)	(1,015,018)	(60.7)
Other Income (Expense)	-	-		-
Net Loss before Discontinued Operations	(756,918)	(35.4)	(1,172,296)	(56.7)
Discontinued Operations	-	-	(54,694)	(57.8)
Net Loss for the Year	(756,918)	(38.3)	(1,226,990)	(56.7)

General and Administrative Expenses

During the three month period ended June 30, 2009, the Company incurred general and administrative expenses of $366,046 compared to $638,638 in the same period in the previous year, this is a decrease of 42.7% or $272,592.  During the six month period ended June 30, 2009, the Company incurred general and administrative expenses of $708,352 compared to $1,015,018 in the same period in the previous year, this is a decrease of 30.2% or $303,666

Net Loss

During the three months ended June 30, 2009, the Company incurred a net loss of $366,046 compared to a net loss of $636,960 in the same period in the previous year. The 42.5% decrease of $270,914 in net loss was mainly attributable to a decrease in the loss on the settlement of debt of $104,475.  During the six months ended June 30, 2009, the Company incurred a net loss of $756,918 compared to a net loss of $1,226,990 in the same period in the previous year. The 38.3% decrease of $470,072 in net loss was mainly attributable to a decrease in the loss on the settlement of debt of $481,255.

As at June 30, 2009, the Company had $9,242 in cash, total current assets of $32,908, and current liabilities of $1,782,822. The Company may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives.  There can be no assurance that the Company will be able to raise capital from outside sources in sufficient amounts to fund the business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results there from and a corresponding negative impact on shareholder liquidity.

During the period ended June 30, 2009, the Company used $390,555 of net cash flows in operating activities.

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

Cash Requirements

Our cash on hand as of June 30, 2009 is $9,242. We have sufficient cash on hand to pay the costs of some of our operations as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for potential lines of credit or sources of financing for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management, including Tammy-Lynn McNabb, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, and updated the disclosure for the period ended June 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Ms. McNabb concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2009 and December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, and reviewed our internal controls over financial reporting for the period ended June 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2009 and December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

As of June 30, 2009, effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  However, the Company’s financial reporting process is centralized around the Company’s Chief Executive Officer and an external consulting firm responsible for the Company’s financial reporting and policies surrounding the day-to-day transactions of the Company’s financial reporting and record-keeping in Canada and China have been implemented and reviewed by management with no material errors during the year ended December 31, 2008.  The Company is currently evaluating its internal controls over the control environment.

The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2009, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.  The Company continues to engage a third-party financial statement provider to prepare the required annual and quarterly financial statements to assist in the Company’s filing requirements.

3.

As of June 30, 2009, effective controls over equity transactions were not maintained.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.  The Company, through its financial statement provider, are ensuring that equity transactions in fiscal 2009 are being recorded promptly and that appropriate valuation of the common shares are recorded for financial reporting purposes.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

a.

On June 16, 2009, the Company issued 5,000,000 of the Company’s common stock in relation to services rendered.  For a more detailed discussion please refer to Note 6 of the Financial Statements.

2.

Convertible Securities:

None

3.

Outstanding Warrants:

None

4.

Sales of Equity Securities for Cash:

None

5.

Other Issuances:

a.

On May 29, 2009, the Company issued 1,500,000 of the Company’s common stock in relation to settlement of debt, for a more detailed discussion please refer to Note 6 of the Financial Statements.

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

Dated: August 18, 2009

/s/ Tammy-Lynn McNabb

By: Tammy-Lynn McNabb

Its: President and CEO