Form 10-Q
period 2009-09-30
Welwind Energy International CORP
filed 2009-12-18
CIK 1052671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: Nil

As of December 14, 2009, there were 238,897,692 shares of the registrant’s Common Stock outstanding.

WELWIND ENERGY INTERNATIONAL CORPORATION

(A Development Stage Company)

Report on Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

PART 1. FINANCIAL STATEMENTS

Welwind Energy International Corporation

(A Development Stage Company)

September 30, 2009

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in Canadian Dollars)

(unaudited)

	September 30, 2009 $	December 31, 2008 $
ASSETS
Current Assets

Cash	9,455	28,734
Taxes recoverable	24,625	16,985
Prepaid expenses (Note 3)	1,104	1,104

Total Current Assets	35,184	46,823

Property and equipment, net (Note 4)	558,657	569,039

Total Assets	593,841	615,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable	197,130	107,507
Accrued liabilities	178,590	175,090
Due to related parties (Note 5)	1,581,889	1,073,803

Total Liabilities	1,957,609	1,356,400

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, US $0.001 par value Issued and outstanding: 10,000,000 shares (2008 – 10,000,000 issued and outstanding)	11,137	11,137

Common Stock:
Authorized: 290,000,000 shares, US $0.001 par value Issued and outstanding: 222,747,692 shares (and 198,164,837, respectively)	234,949	218,321

Additional paid-in capital	19,864,721	19,442,170

Accumulated deficit	(21,474,575)	(20,412,166)

Total Stockholders’ Equity	(1,363,768)	(740,538)

Total Liabilities and Stockholders’ Equity	593,841	615,862

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in Canadian Dollars)

(unaudited)

	For the Three Months Ended September 30, 2009 $	For the Three Months Ended September 30, 2008 $	For the Nine Months Ended September 30, 2009 $	For the Nine Months Ended September 30, 2008 $	Accumulated from August 17, 2006 (Date of inception) to September 30, 2009 $

Revenue	-	-	-	-	-

Operating Expenses			-	-	-
General and Administrative	275,377	1,683,087	983,729	2,698,105	19,209,973

Net Loss from Continuing Operations	(275,377)	(1,683,087)	(983,729)	(2,698,105)	(19,209,973)

Interest Income (Expense)	(30,114)	-	(78,680)	-	(205,689)

Other Income (Expense)	-	(1,302,244)	-	(1,459,522)	-

Impairment of Goodwill	-	-	-	-	(1,714,187)
Loss on Disposal of Property and Equipment	-	-	-	-	(1,000)

Net Loss before Discontinued Operations	(305,491)	(2,985,331)	(1,062,409)	(4,157,627)	(21,130,849)

Discontinued Operations (Note 10)	-	1,367	-	(53,327)	(343,726)

Net Loss and Comprehensive Loss for the Period	(305,491)	(2,983,964)	(1,062,409)	(4,210,954)	(21,474,575)

Net Loss Per Common Share
Continuing Operations – Basic and Diluted	(0.00)	(0.02)	(0.00)	(0.01)
Discontinued Operations – Basic and Diluted	(0.00)	(0.01)	(0.00)	(0.01)
Weighted Average Number of Common Shares Outstanding	209,030,301	181,765,000	203,475,165	163,514,000

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in Canadian Dollars)

(unaudited)

	For the Nine Months Ended September 30, 2009 $	For the Nine Months Ended September 30, 2008 $	Accumulated from August 17, 2006 (Date of inception) to September 30, 2009 $

Operating Activities
Net loss for the period	(1,062,409)	(4,210,954)	(21,474,575)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	8,066
Foreign exchange loss and other	-	-	15,410
Stock issued for compensation and services	212,672	1,711,778	14,943,739
Loss on settlement of debt	(17,777)	1,459,522	571,047
Write-off of subscription receivable	-	-	770,310
Imputed interest on shareholder loans	78,684	-	205,693
Depreciation expense	10,382	14,899	48,731
Impairment loss on goodwill	-	-	1,714,187
Gain on cancellation of shares	-	-	(572,901)

Changes in operating assets and liabilities:
Taxes recoverable	-	3,219	(1,011)
Accounts receivable	(7,638)	2,011	(16,985)
Inventory	-	4,870	-
Prepaid expenses	-	116,447	(1,104)
Accounts payable and accrued liabilities	243,121	246,572	648,178

Net Cash Flows Used In Operating Activities	(542,365)	(651,636)	(3,141,215)

Investing Activities
Cash acquired	-	-	2,194
Purchase and construction of equipment	-	(74,550)	(614,223)

Net Cash Flows Used In Investing Activities	-	(74,550)	(612,029)

Financing Activities
Proceeds from subscriptions and issuance of stock	-	357,269	2,165,810
Borrowings on debt	523,086	374,953	2,060,938
Principal payments on debt	-	(12,100)	(464,049)

Net Cash Flows Provided By Financing Activities	523,086	720,122	3,762,699

Decrease in Cash from Discontinued Operations	-	-	5,714
Increase (Decrease) in Cash	(19,279)	(6,064)	9,455
Cash – Beginning of Period	28,734	18,211	-

Cash – End of Period	9,455	12,147	9,455

Supplementary Disclosures
Interest paid	–	–	-
Income taxes paid	–	–	-

Non-cash Investing and Financing Activities
Shares issued for finders fee	-	-	1,188,001
Shares issued to settle debt	165,000	1,883,499	2,287,600

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

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $1,922,425 and has an accumulated deficit at September, 2009 of $21,474,575. The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in Canadian Dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business, (cont’d)

Recently Adopted Accounting Pronouncements, (cont’d)

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ( the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2009, and the consolidated results of its operations and consolidated cash flows for the three months ended September 30, 2009 and 2008. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

i)

Foreign Currency Translation

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At September 30, 2009, the exchange rate for one Chinese Renminbi was $0.1570 CAD (2008 - $0.1548CAD). For the period from January 1, 2009 to September 30, 2009, the average exchange rate for one Chinese Renminbi was $0.1713 CAD (2008 - $0.1459 CAD). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)

Comprehensive Loss

As at September 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

l)

Stock-based Compensation

The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

p)

 Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

3.

Prepaid Expense and Other Long-term Assets

	September 30, 2009 $	December 31, 2008 $

Consulting	-	-
Other	1,104	1,104

Total	1,104	1,104

As at September 30, 2009, the Company has non-current prepaid expenses of $nil (December 31, 2008 - $nil) relating to consulting costs as all amounts are fully vested at December 31, 2008.

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in Canadian Dollars)

(unaudited)

4.

Property and Equipment

	Cost $	Accumulated Depreciation $	September 30, 2009 Net Carrying Value $	December 31, 2008 Net Carrying Value $

Wind equipment under construction	521,037	–	521,037	521,037
Automobile	70,843	43,177	27,666	35,700
Computer hardware	11,651	8,678	2,973	4,755
Office furniture and equipment	11,798	4,817	6,981	7,547

	615,329	56,672	558,657	569,039

The wind equipment under construction relates to the Company’s wind farm projects, as disclosed in Note 8. As the capital assets have not been placed in use, no depreciation of the wind equipment has been recorded for the three month period ended September 30, 2009.

As at September 30, 2009, the Company had equipment held for sale with a net carrying value of $1,858 (December 31, 2008 - $2,224) related to discontinued operations. Refer to Note 10.

5.

Related Party Transactions/Balances

a)

As at September 30, 2009, the balance due to related parties amounted to $1,230,593 (December 31, 2008 - $912,601), which includes $330,538 (December 31, 2008 - $233,438) owed to the former President of the Company for management fees and working capital purposes and $900,055 (December 31, 2008 - $679,163) owed to the Newly appointed President and spouse of the former President of the Company for working capital purposes. The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at September 30, 2009, the Company owes $351,296 (December 31, 2008 - $161,209) to shareholders for advances to the Company and expenses paid on behalf of the Company. Of this amount, $112,798 (December 31, 2008 - $112,798) is unsecured, bears interest at 10% per annum, and is due on demand. The remaining balance of $238,507 (December 31, 2008 - $48,404) is unsecured, non-interest bearing, and payable on demand.

6.

Preferred Stock

On September 29, 2006, the Company entered into a Stock Purchase Agreement for a private placement consisting of 10,000,000 shares of preferred stock for cash proceeds of $556,855 (US$500,000) and 2,000,000 shares of common stock for cash proceeds of $111,371 (US$100,000). The Company also issued, to the investor, a 20% interest in its Zhanjiang wind far project described in Note 8(b). The preferred stock is convertible into common stock, on a one-for-one basis commencing August 17, 2007. As at September 30, 2009, there are 10,000,000 shares of preferred stock issued and outstanding.

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in Canadian Dollars)

(unaudited)

7.

Common Stock

a)

On August 26, 2009, the Company issued 5,000,000 common shares of the Company with a total value of $98,802 based on the closing price of the Company’s common stock on the date of issuance in relation to services rendered.

b)

On June 16, 2009, the Company issued 5,000,000 common shares of the Company with a total value of $113,270 based on the closing price of the Company’s common stock on the date of issuance in relation to services rendered.

c)

On June 16, 2009, the Company cancelled 10,000,000 common shares of the Company with a total value of $226,540 based on the closing price of the Company’s common stock on the date of cancellation.

d)

On May 29, 2009, the Company issued 11,500,000 common shares of the Company with a total value of $252,103 based on the closing price of the Company’s common stock on the date of issuance in relation to services rendered.

e)

On February 4, 2009, the Company issued 1,582,855 common shares of the Company with a total value of $59,015 based on the closing price of the Company’s common stock on the date of issuance in relation to settlement of debt in the amount of $15,000. The Company recorded a loss of $44,015.

f)

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

8.

Commitments

a)

The Company entered into an agreement dated January 18, 2006, with the Government of Yangxi City (“Yangxi”) for the development of a wind farm producing a total of 400,000 kilowatt (“KW”) per year of electrical power in the next ten years. Yangxi will assist the Company in securing land, sale price for the electricity, financing of the project, and preferential tax treatment. Initially, the Company will be required to prepare a community wind assessment and a feasibility study for approval. Yangxi can terminate the agreement if the project is not under construction within 24 months of signing the agreement. As at September 30, 2009, the Company has commenced construction on the plant and the agreement is in good standing.

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

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in Canadian Dollars)

(unaudited)

9.

Segmented Information

The Company operates as one operating segment which is wind power projects in China. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM). The CODM allocates resources and assesses the performance of the Company based on the results of operations.

10.

Discontinued Operations

On November 24, 2007, the Company discontinued all operations related to the former business of selling and distributing low carbohydrate and sugar-free foods.

The results of discontinued operations are summarized as follows:

	Nine months Ended September 30, 2009	Nine Months Ended September 30, 2008
	$	$

Revenue	-	3,054
Cost of sales	-	(2,131)

Gross Profit	-	923

Operating Expenses:
General and administrative	-	(54,250)

Net Loss	-	(53,327)

As at September 30, 2009 and December 31, 2008, there were no remaining assets and liabilities of the discontinued retail and wholesale foods division.

11.

Subsequent Events

Subsequent to September 30, 2009 the Company issued the following equity securities in exchange for services.

On October 26, 2009, the Registrant issued 2,000,000 shares of its restricted common stock as payment to a related party to settle outstanding debt. The shares were valued $0.012 per share, which represents the value of the services on the award date.

On November 19, 2009 the Registrant issued 2,650,000 shares of its restricted common stock as payment to settle outstanding debt. The shares were valued at $0.01 per share, which represents the value of the debt on the award debt.

On November 19, 2009 the Registrant issued 10,000,000 shares of its restricted common stock as payment to a related party to settle outstanding debt. The shares were valued at $0.01 per share, which represents the value of the debt on the award debt.

On November 19, 2009 the Registrant issued 1,500,000 shares of its restricted common stock as payment to a law firm based in British Columbia for services. The shares were valued at $0.01 per share, which represents the value of the services on the award debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FORWARD - LOOKING STATEMENT

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF WELWIND ENERGY INTERNATIONAL CORP. ("WELWIND", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2009.

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

The Acquisition of Welwind Energy International Corporation (an Alberta, CanadaCcorporation).

On April 11, 2006, the Company and Welwind Energy International Corporation, a Corporation duly incorporated under the laws of the Province of Alberta, Canada, and the shareholders of Welwind Energy International Corporation (the “Shareholders”), entered into a Share Exchange Agreement (the "Agreement”). The Agreement was closed on the 17th of August 2006. Per the Agreement, the Company acquired 100% of Welwind Energy International Corporation (“WEIC”) in exchange for 11,000,000 unregistered shares of Vitasti, which were distributed to the Shareholders as required by the terms of the Agreement. The Shareholders are subject to the resale provisions of Rule 144.

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

Since entering into the wind-power industry, we have been engaged primarily in the development of two projects, both located in the Guangdong Province in China.

Our two potential China projects would be considered small scale wind power wind farms, which is the name given to wind generation systems with the capacity to produce 50 kW or less of electrical power. Isolated communities, that otherwise rely on diesel generators, may use wind turbines to displace diesel fuel consumption. Individuals may purchase these systems to reduce or eliminate their dependence on grid electricity for economic or other reasons, or to reduce their carbon footprint. Wind turbines have been used for household electricity generation in conjunction with battery storage over many decades in remote areas. Increasingly, U.S. consumers are choosing to purchase grid-connected turbines in the 1 to 10 kilowatt range to power their whole homes. Household generator units of more than 1 kW are now functioning in several countries, and in every state in the U.S. Grid-connected wind turbines may use grid energy storage, displacing purchased energy with local production when available. Off-grid system users can either adapt to intermittent power or use batteries, photovoltaic or diesel systems to supplement the wind turbine. In urban locations, where it is difficult to obtain predictable or large amounts of wind energy (little is known about the actual wind resource of towns and cities), smaller systems may still be used to run low power equipment. Equipment such as parking meters or wireless Internet gateways may be powered by a wind turbine that charges a small battery, replacing the need for a connection to the power grid, making the potential carbon savings of small wind turbines difficult to determine.

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

The most reliable wind energy assessments depend on wind data recorded continually, over a 1 year period at 40 and 60 meter heights (or greater). The wind data is sampled periodically (every 10 minutes is typical) and stored locally at the tower base using solid-state memory devices. MET towers data loggers can be fitted with web server software and an internet connection for remote downloading of the meteorological information stored at the site.

MET tower installation costs typically range between $45,000 - $100,000 (tubular v. lattis) depending on site conditions and the necessity for site improvement, as well as the instrumentation and data logging strategies employed.

Market Overview

Demand for electricity has and will continue to increase as our society has become more technologically driven. Accordingly, the demand for more green energy solutions has also increased due to consumers desire to become environmentally conscious. Both trends are expected to continue. Significant new capacity for the generation of electricity will be required to meet anticipated demand.

Most of the world’s main energy sources are still based on the consumption of non-renewable resources such as petroleum, coal, natural gas and uranium. However, while still a small segment of the energy supply, renewable sources such as wind power are growing rapidly in market share. Wind power delivers multiple environmental benefits. Wind power operates without emitting any greenhouse gases and has one of the lowest greenhouse gas lifecycle emissions of any power technology. Wind power results in no harmful emissions, no extraction of fuel, no radioactive or hazardous wastes and no use of water to steam or cooling. Wind projects are developed over large areas, but their carbon footprint is light. Farmers, ranchers and most other landowners can continue their usual activities after wind turbines are installed on their property.

According to the U.S. Department of Energy, Energy Information Administration’s publication Renewable Resources in the U.S. Electricity Supply, wind power generation is projected to increase at a rate of 10.4% per year. Annual growth in the wind power industry for the past ten years has exceeded 28% per year according to the Global Wind Energy Council. Although wind power produces under 1% of electricity worldwide according to the Global Wind Energy Council’s Global Wind 2007 Report, it is a leading renewable energy source and accounts for 19% of electricity production in Denmark (according to the U.S. Department of Energy’s Energy Facts web page), 10% in Spain and 7% in Germany (according to the Global Wind Energy Council’s Europe region web page).

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

Though we have largely focused on the development of wind projects in China we are continually evaluating potential wind farm sites to produce wind energy in the United States and Canada.

Growth in Demand for Wind Power

Growth in wind power is being driven by several environmental, socio-economic and energy policy factors that include:

•

ongoing increases in electricity demand due to population growth and growth in energy consuming devices such as computers, televisions and air conditioning systems,

•

the increasing cost of the predominant fuels required to drive the existing fleet of conventional electric generation such as coal, natural gas, nuclear and oil,

•

the increasing cost and difficulty faced in the construction of conventional electric generation plants,

•

existing and growing legislative and regulatory mandates for “cleaner” forms of electric generation,

•

ongoing improvements to wind power systems making them more cost effective and improving availability to meet demand, and

•

worldwide concern over greenhouse gas emissions and calls to reduce global warming due to the carbon dioxide produced by conventional electric generation.

CHINA AS A DEVELOPMENT RICH OPPORTUNITY

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

Therefore, the investor minimizes risk in recovering investment costs. The concession agreement between the government and project investor provides dequate assurance that the project will be granted a power-purchase agreement. All end-users of the grid’s electricity share the tariff increase due to wind power purchase. As incentives, the government waves import customs tariff and VAT on the equipment and accessories.

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

China's new laws set the stage for the widespread development of renewables, particularly for commercial scale renewable generating facilities. Through this legislation, the State officially encourages the construction of renewable energy power facilities. China's electricity grid is obligated to purchase all the electricity generated by approved renewable energy facilities located in its service area. The grid's buying price for renewables will be set by the National Development and Reform Commission (NDRC), a regulatory department of the State Council. NDRC will adjust the buying price from time to time as necessary. The cost of purchasing this power will be spread across all customers on the grid.

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

Our Wind Farm Portfolio

We have been involved with two (2) wind projects in China’s Guangdong Province. The following provides an overview of the two projects, including current status:

Project Name	Megawatts	Phase
Zhanjiang Project	49 - 400	Local Approvals Secured, Pending Construction Permit and Possible Site Relocation

Yangxi Project	49 -400

Development Agreement with City of Yangxi signed in June 2007, Wind Testing Completed, Project Proposal & Feasibility Report along with the Grid Connection Report Anticipated by end of Q4 2009 for Submission to City of Yangxi

Our plan has been based on the Company developing a 49Mw per project per year upon the commencement of construction (subject to securing necessary approvals), which is the maximum allowed by the provincial government.

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

Since such time ZWWL has been working with the Guangdong Provincial Government to secure a feasible alternate site, and it is expected that the Guangdong Provincial Government will begin to designate approved alternate sites for the other local projects, including the ZWWL wind farm project We initially anticipated that this process would occur in June of 2009, however, as of the date of this Report we are still attempting to find a suitable solution that is beneficial for the Company and the Guangdong Provincial Government. .

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

We anticipate that the Project Feasibility Study Report and Grid Connection Report will be available by the end of December 2009, at which time we anticipate continuing the process of attempting to secure the necessary approvals to move forward.

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

•

the technology and infrastructure already exist for the use of fossil fuels such as coal, oil and natural gas,

•

commonly-used fossil fuels in liquid form such as light crude oil, gasoline and liquefied petroleum gas are easy to distribute, and

•

petroleum energy density (an important element in land and air transportation fuel tanks) in terms of volume (cubic space) and mass (weight) is superior to some alternative energy sources.

However, energy produced by conventional resources also faces a number of challenges including:

•

the inefficient atmospheric combustion (burning) of fossil fuels leads to the release of pollution into the atmosphere including carbon dioxide which is largely considered the primary cause of global warming,

•

dependence on fossil fuels from volatile regions or countries of the world creates energy security risks for dependent countries,

•

fossil fuels are non-renewable unsustainable resources which will eventually decline in production and become exhausted with potentially dire consequences to societies that remain highly dependent on them, and

•

extraction of fossil fuels is becoming more expensive and more dangerous as readily-available resources are exhausted and mines get deeper and oil rigs must drill deeper and further out in oceans.

In contrast, electricity generated from wind energy:

•

produces no water or air pollution that can contaminate the environment because there are no chemical processes involved in wind power generation; therefore, there are no waste by-products such as carbon dioxide,

•

does not contribute to global warming because it does not generate greenhouse gases,

•

is a renewable source of energy, and

•

in the case of community wind power, farming and grazing can still take place on land occupied by wind turbines.

However, wind energy producers also face certain obstacles including:

•

the reality that wind is unpredictable and, therefore, wind power is not predictably available, and when the wind speed decreases, less electricity is generated,

•

residents in communities where wind farms exist may consider them an “eyesore,” and

•

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

Employees

As of September 30, 2009, we employed 7 full-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

Results of Operations

	For the Three Months Ended September 30, 2009 $	Change from Prior Period %	For the Three Months Ended September 30, 2008 $	Change from Prior Period %

Operating Expenses	305,491	(21.89)	1,683,087	215.09
Net Loss from Continuing Operations	(305,491)	(21.89)	(1,683,087)	215.09
Other Income (Expense)	-	-	(1,302,244)	1146.46
Net Loss before Discontinued Operations	(305,491)	(2189)	(2,985,331)	367.45
Discontinued Operations	-	-	1,367	18.53
Net Loss for the Year	(305,491)	(21.89)	(2,983,964)	368.47

General and Administrative Expenses

During the three month period ended September 30, 2009, the Company incurred general and administrative expenses of $305,491compared to $1,683,087 in the same period in the previous year, this is a decrease of 81.8% or $1,377,596.

Net Loss

During the period ended September 30, 2009, the Company incurred a net loss of $305,491 compared to a net loss of $2,985,331 in the same period in the previous year. The 89.8% decrease of $2,679,840 in net loss was mainly attributable to a decrease in the loss on the settlement of debt of $1,302,244.

As at September 30, 2009, the Company had $9,455 in cash, total current assets of $35,184, and current liabilities of $1,957,609. The Company may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our future business objectives. There can be no assurance that the Company will be able to raise capital from outside sources in sufficient amounts to fund the business.

The failure to secure adequate outside funding would have an adverse affect on our expansion plan of operation and results there from and a corresponding negative impact on shareholder liquidity.

During the period ended September 30, 2009, the Company used $542,365of net cash flows in operating activities.

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

Cash Requirements

Our cash on hand as of September 30, 2009 is $9,455. We have sufficient cash on hand to pay the costs of some of our operations as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for potential lines of credit or sources of financing for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ( the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management, including Tammy-Lynn McNabb, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, and updated the disclosure for the period ended September 30, 2009.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, and reviewed our internal controls over financial reporting for the period ended September 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2009 and December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

As of September 30, 2009, effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place. Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures. However, the Company’s financial reporting process is centralized around the Company’s Chief Executive Officer and an external consulting firm responsible for the Company’s financial reporting and policies surrounding the day-to-day transactions of the Company’s financial reporting and record-keeping in Canada and China have been implemented and reviewed by management with no material errors during the year ended December 31, 2008. The Company is currently evaluating its internal controls over the control environment.

The Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2009, effective controls over financial statement disclosure were not maintained. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness. The Company continues to engage a third-party financial statement provider to prepare the required annual and quarterly financial statements to assist in the Company’s filing requirements.

3.

As of September 30, 2009, effective controls over equity transactions were not maintained. Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness. The Company, through its financial statement provider, are ensuring that equity transactions in fiscal 2009 are being recorded promptly and that appropriate valuation of the common shares are recorded for financial reporting purposes.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

On August 14, 2009, Chong Jian Zhao filed a suit in the Supreme Court of British Columbia naming the Registrant as the sole defendant. Mr. Zhao alleges that he is entitled to certain shares of the Registrant's common stock for services rendered. The Registrant disputes Mr. Zhao's claims. Mr. Zhao is seeking for specific performance as to the shares he claims that he is owed.

On September 22, 2009, Manning Elliott LLP ("ME") filed a suit in the Supreme Court of British Columbia naming the Registrant as the sole defendant. ME alleges that the Registrant has failed to pay certain monies owed to ME for services rendered. The Registrant disputes the amount owed. ME is seeking payment of all outstanding fees.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

On August 26, 2009, the Registrant issued 5,000,000 shares of its common stock as payment to a consultant for services. The shares were valued at $98,802, which represents the value of the services on the award date.

On October 26, 2009, the Registrant issued 2,000,000 shares of its restricted common stock as payment to a related party to settle outstanding debt. The shares were valued $0.012 per share, which represents the value of the services on the award date.

On November 19, 2009 the Registrant issued 2,650,000 shares of its restricted common stock as payment to settle outstanding debt. The shares were valued at $0.01 per share, which represents the value of the debt on the award debt.

On November 19, 2009 the Registrant issued 10,000,000 shares of its restricted common stock as payment to a related party to settle outstanding debt. The shares were valued at $0.01 per share, which represents the value of the debt on the award debt.

On November 19, 2009 the Registrant issued 1,500,000 shares of its restricted common stock as payment to a law firm based in British Columbia for services. The shares were valued at $0.01 per share, which represents the value of the services on the award debt.

2.

Convertible Securities:

None.

3.

Outstanding Warrants:

None

4.

Sales of Equity Securities for Cash:

None.

5.

Other Issuances:

None.

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

Dated: December 16, 2009

/s/ Tammy-Lynn McNabb

By: Tammy-Lynn McNabb

Its: President and CEO