Form 10-K
period 2009-12-31
Welwind Energy International CORP
filed 2010-04-15
CIK 1052671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .  No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     .

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act). Yes      . No  X  .

The aggregate market value of the voting and non-voting common equity on June 30, 2009 held by non-affiliates of the registrant based on the average bid and asked price of such stock on such date was approximately $2,372,262. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

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

The number of shares of common stock outstanding as of December 31, 2009 was 228,897,692.

WELWIND ENERGY INTERNATIONAL CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “WEIC,” “we,” “us” and “our” are references to Welwind Energy International Corporation.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America and all other references to “$” refer to the legal currency of Canada.

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

Our projects in China will be considered, at least initially, small scale wind power wind farms, which the name is given to wind generation systems with the capacity to produce 50 kW or less of electrical power. Isolated communities, that otherwise rely on diesel generators, may use wind turbines to displace diesel fuel consumption. Individuals may purchase these systems to reduce or eliminate their dependence on grid electricity for economic or other reasons, or to reduce their carbon footprint. Wind turbines have been used for household electricity generation in conjunction with battery storage over many decades in remote areas. Increasingly, U.S. consumers are choosing to purchase grid-connected turbines in the 1 to 10 kilowatt range to power their whole homes. Household generator units of more than 1kW are now functioning in several countries, and in every state in the U.S. Grid-connected wind turbines may use grid energy storage, displacing purchased energy with local production when available. Off-grid system users can either adapt to intermittent power or use batteries, photovoltaic or diesel systems to supplement the wind turbine. In urban locations, where it is difficult to obtain predictable or large amounts of wind energy (little is known about the actual wind resource of towns and cities), smaller systems may still be used to run low power equipment. Equipment such as parking meters or wireless Internet gateways may be powered by a wind turbine that charges a small battery, replacing the need for a connection to the power grid, making the potential carbon savings of small wind turbines difficult to determine.

Organizational Structure

Our current organizational structure is summarized by the illustration below:

Overview of our Industry

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

China’s abundant inland and offshore wind energy resources provide potential for large-capacity, in-grid wind farms. By the end of 2005, China had built 59 wind farms with 1,854 wind turbine generators and a 1,266 megawatt in-grid wind power installed capacity.

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

Incentive policies have finally begun to emerge within China. China encourages the development of wind power in its “National Middle and Large Term Development Plan.” It is estimated that China’s installed capacity of wind power will reach it will achieve 30 gigawatts by 2020.

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

Development trends for single wind turbine generators favor large capacity sets, especially at the 1 megawatt level. Before 1997, the 1 megawatt-level wind turbine generators occupied less than 10% of the worldwide market share. In 2001 that figure had risen to 52.3% and reached 62.1% in 2002. Although China has the ability to manufacture wind turbine generators below the 750 kilowatt level, production of higher capacity generators remains a challenge.

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

The ZWWL project’s proposed located will be on Donghai Island.

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

Recent Business Developments

The Zhanjiang Government and Zhanjiang Development and Reform Commission jointly held a meeting on January 10, 2010, to discuss the relocation of Welwind Energy International's Zhanjiang wind farm project. Welwind was informed that the two government bodies reached a consensus to relocate the Company's project to Nansan Island (Nansandao) in Guangzhou. Nansan Island is located approximately 8 miles from the Zhanjiang Airport with a short ferry ride from the mainland. Nansan Island occupies an area of 123.4 square kilometers, with a coastline of 83 kilometers. Nansan Island is a famous tourist location and has a population of 72,000. It is expected that the power generated from the Company's wind farm will be sent to the mainland utilizing a local bridge connecting Nansan and Potou District of Zhanjiang, which is currently under construction and it is expected to be completed this year.

It is anticipated that approval for the relocation will be finalized during the first or second quarter of 2010.

The Company has decided to focus its efforts on the Zhanjiang project, and will no longer be pursuing the Yangxi project.

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

Employees

As of December 31, 2009, we employed five full-time employees and ten part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Change in Reporting Currency

Effective January 1, 2005, the Company changed its reporting currency from the U.S. dollar to the Canadian dollar. The reason for this change was because a majority of the Company’s assets and operations are located in Canada. All amounts set forth in this filing are in Canadian Dollars, unless otherwise indicated.

WHERE YOU CAN GET ADDITIONAL INFORMATION

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Or principal executive office is located at 203-22561 Dewdney Trunk Road, Maple Ridge, British Columbia Canada V2X 3K1. Our telephone number is (604) 463-8487. We rent, on a yearly basis, approximately 700 square feet of office space for $702.54 per month.  The Company entered into a three year lease for office space on January 1, 2010. The space we lease is utilized for office purposes. It is our belief that the various spaces are adequate for our immediate needs. Additional space may be required as we expand our wind farm activities. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not own any real estate.

Our China office is located near our active project as indicated below:

 Zhanjiang Windcor Windfarm Ltd:

Address:

Room E12, E13 Flourishing Silver Masion, 12 Lvhua Road,  Zhanjiang Guangdong, China

Office Size:

978 square feet

Total:

$1789.00 (approximate based on actual amount paid in Chinese currency)

Lease term:

Two years (November 2008 to November 2010)

ITEM 3.      LEGAL PROCEEDINGS

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

On August 14, 2009, Chong Jian Zhao filed a suit in the Supreme Court of British Columbia naming the Registrant as the sole defendant. Mr. Zhao alleges that he is entitled to certain shares of the Registrant's common stock for services rendered. The Registrant disputes Mr. Zhao's claims. Mr. Zhao is seeking for specific performance as to the shares he claims that he is owed. The First Action is in its initial stages. Due to lack of discovery, an evaluation of the likelihood of an unfavorable outcome or the range of potential loss is not possible at this time. Thus, no liability is recorded at December 31, 2009.

On September 22, 2009, Manning Elliott LLP ("ME") filed a suit in the Supreme Court of British Columbia naming the Registrant as the sole defendant. ME alleges that the Registrant has failed to pay certain monies owed to ME for services rendered. The Registrant disputes the amount owed. ME is seeking payment of all outstanding fees in the amount of $55,249. The outstanding fee are accrued in the accounts payable balance of $164,515 at December 31, 2009.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, there were no matters submitted to a vote of the stockholders.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Common Stock

Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on February 24, 2003.  Prior to November 01, 2006, our trading symbol was “VITS.” On November 01, 2006, to reflect our new name, our trading symbol was changed to “WWEI”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2008 through December 31, 2009.

	Bid
	High	Low
2008 Fiscal Year
First Quarter	$0.14	$0.05
Second Quarter	$0.21	$0.03
Third Quarter	$0.15	$0.05
Fourth Quarter	$0.12	$0.04
	Bid
	High	Low
2009 Fiscal Year
First Quarter	$0.06	$0.02
Second Quarter	$0.02	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.02	$0.00

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

Holders

As of December 31, 2009, there were 122 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended December 31, 2009 or as set forth elsewhere in this Report.

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

Balance Sheet

As at December 31, 2009, the Company had total assets of $564,131 compared with total assets of $615,862 as at December 31, 2008.  The assets are comprised of $6,741 of cash, $1,090 of accounts receivable, $1,104 of prepaid expenses and $555,196 of property and equipment, of which the majority of these assets are for our wind projects in China.

The Company had total liabilities of $1,731,253 as at December 31, 2009 compared with $1,356,400 as at December 31, 2008.  The increase in total liabilities is attributed to the fact that the Company incurred operating costs during the year but did not issue any equity financing/private placements for cash proceeds and relied on financing of activity through related party financing.

During the year ended December 31, 2009, the Company issued 40,735,855 common shares to settle outstanding debt and consulting and professional services incurred by the Company.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the year ended December 31, 2009, the Company incurred operating expenses totaling $963,874 compared with $5,067,886 for the year ended December 31, 2008.  The decrease in operating expenses is attributed to the fact that the Company issued stock-based compensation of $3,504,002 in fiscal 2008 compared with $643,640 in fiscal 2009 as well as loss on settlement of debt of $539,028 in fiscal 2008.  Overall, the magnitude of general operations declined in fiscal 2009 in part to the difficulty in raising sufficient financing in the public market with a depleted share price, along with the fact that the worldwide economic downturn resulted in less capital available to the Company.

Net Loss

During the year ended December 31, 2009, the Company incurred a net loss of $1,068,793 compared with a net loss of $5,146,378 for the year ended December 31, 2008.  The decrease in net loss was attributed to the decrease in stock-based compensation of approximately $2,900,000 and a decrease in the loss on settlement of debt by approximately $500,000.  Furthermore, the lower net loss is reflective of the fact that the Company had limited cash flows and capital which decreased the amount of activity incurred in its operations during the year.

Liquidity and Capital Resources

As of December 31, 2009, the Company had a cash balance of $6,741 and a working capital deficit of $1,722,318 compared with a cash balance of $28,734 and a working capital deficit of $1,309,577 at December 31, 2008.  The increase in working capital deficit is due to the fact that the Company incurred operating expenditures during the year, but had limited cashflows to repay the obligation, hence a general increase in accounts payable relative to the level of current assets in the Company.  Furthermore, the majority of the operating expenditures incurred during the year was funded by related parties.

Cashflow from Operating Activities

During the year ended December 31, 2009, the Company used $408,578 of cash flow for operating activities compared with $710,192 for the year ended December 31, 2008.  The decrease in the use of cash flows for operating activities is reflective of the decrease in the level of activity incurred by the Company during the year due to the economic downturn and the lack of sufficient capital funding.

Cashflow from Investing Activity

During the year ended December 31, 2009, the Company incurred no transactions relating to investing activities compared with use of $74,676 in additional purchases and construction of wind equipment.  Due to the Company’s limited cashflows during the year, the Company did not incur any additional costs to purchases or construction of its wind farms.

Cashflow from Financing Activities

During the year ended December 31, 2009, the Company was provided $386,585 of cash flow from financing sources compared with proceeds of $809,429 from financing activities during the year ended December 31, 2008.   The cash flows from financing activities in fiscal 2009 were from related party sources whereas in fiscal 2008, the Company received $501,052 of equity financing from private placements and $308,377 from related parties.  Given the economic downturn in the markets and the general difficulty of obtaining third party capital funding, the Company did not issue any new private placements of its equity.

Off-Balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Cash Requirements

Our cash on hand as of December 31, 2009 is $6,741. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

The failure to secure any necessary outside funding could have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Welwind Energy International Corporation

(A Development Stage Company)

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Welwind International, Inc.

We have audited the accompanying consolidated balance sheets of Welwind International, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and of cash flows for the years then ended. These financial statements are the responsibility of the management of Welwind International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Welwind International, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Welwind International will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Welwind International suffered recurring losses from operations and has a net stockholders’ deficit. These factors and others raise substantial doubt about Welwind International’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might reflect these uncertainties.

/s/ M&K CPAS, PLLC

Houston, Texas

April 15, 2010

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in Canadian dollars)

	December 31, 2009 $	December 31, 2008 $

ASSETS

Current Assets

Cash	6,741	28,734

Accounts receivable	1,090	16,985

Prepaid expenses	1,104	1,104

Total Current Assets	8,935	46,823

Property and Equipment, net (Note 4)	555,196	569,039

Total Assets	564,131	615,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	164,515	107,507

Accrued liabilities	–	175,090

Due to related parties	1,566,738	1,073,803

Total Liabilities	1,731,253	1,356,400

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 10,000,000 preferred shares, with par value US$0.001 per share Issued and outstanding: 10,000,000 shares as of December 31, 2009 and 2008	11,137	11,137

Common Stock Authorized: 290,000,000 common shares, with par value US$0.001 per share Issued and outstanding: 228,800,692 and 198,064,837 shares, as of December 31, 2009 and 2008 respectively	252,131	218,321

Additional Paid-In Capital (Notes 6 and 7)	20,050,569	19,442,170

Deficit accumulated during development stage	(21,480,959)	(20,412,166)

Total Stockholders’ Equity (Deficit)	(1,167,122)	(740,538)

Total Liabilities and Stockholders’ Equity (Deficit)	564,131	615,862

Going Concern (Note 2)

Commitments and Contingencies (Note 8)

Subsequent Events (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

( A Development Stage Company)

Consolidated Statements of Operations

(expressed in Canadian dollars)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Accumulated from August 17, 2006 (Date of Inception) to December 31, 2009
	$	$	$
			(unaudited)

Revenue	–	–	–

Operating Expenses

General and Administrative	926,273	5,067,886	19,152,517

Total Operating Expenses	926,273	5,067,886	19,152,517

Loss from Operations	(926,273)	(5,067,886)	(19,152,517)

Other Income (Expenses)

Interest Expense	(105,621)	(73,569)	(232,630)
Impairment of goodwill	–	–	(1,714,187)
Loss on settlement of debt	(36,899)	–	(36,899)
Loss on disposal of property and equipment	–	–	(1,000)

Total Other Income (Expenses)	(142,520)	(73,569)	(1,984,716)

Net Loss from continuing operations	(1,068,793)	(5,141,455)	(21,137,233)

Discontinued operations	–	(4,923)	(343,726)

Net loss and comprehensive loss	(1,068,793)	(5,146,378)	(21,480,959)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted
Continuing operations	(0.01)	(0.03)
Discontinued operations	–	–

Weighted Average Shares Outstanding	208,281,665	170,633,971

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

( A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in Canadian dollars)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Accumulated from August 17, 2006 (Date of Inception) to December 31, 2009
	$	$	$
			(unaudited)
Operating Activities

Net Loss	(1,068,793)	(5,146,378)	(21,480,959)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization	–	–	8,066
Depreciation	13,843	20,034	52,192
Foreign exchange loss and other	–	–	15,410
Gain on cancellation of shares	–	–	(572,901)
Impairment loss	–	–	1,714,187
Imputed interest on shareholder loans	105,621	73,569	232,630
Issuance of shares to settle debt	36,899	539,028	625,123
Issuance of shares for compensation and services	289,689	3,504,002	15,020,756
Write-off of subscription receivable	–	–	770,310

Changes in operating assets and liabilities:

Accounts receivable	15,895	913	16,808
Accounts receivable	–	–	(16,985)
Prepaid expenses and other	–	4,950	(1,104)
Accounts payable and accrued liabilities	(43,082)	293,690	361,975

Net Cash Used In Operating Activities	(649,928)	(710,192)	(3,254,492)

Investing Activities

Net cash acquired from acquisition	–	–	2,194
Purchase and construction of equipment	–	(74,676)	(614,223)

Net Cash Used In Investing Activities	–	(74,676)	(612,029)

Financing Activities

Proceeds from issuance of common shares	–	501,052	2,165,810
Proceeds from related parties, net	627,935	308,377	2,165,787
Repayment of debt	–	–	(464,049)

Net Cash Provided By (Used In) Financing Activities	627,935	809,429	3,867,548

Net cash used in discontinued operations	–	(14,038)	5,714

Increase (Decrease) in Cash	(21,993)	10,523	6,741

Cash – Beginning of Year	28,734	18,211	–

Cash – End of Year	6,741	28,734	6,741

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-Cash Disclosures

Shares issued for Debt and AP	210,000	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

( A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

From January 1, 2007 to December 31, 2009

(expressed in Canadian dollars)

	Preferred Stock		Common Stock		Additional	Stock Subscription	Accumulated
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Receivable	Deficit	Total
	#	$	#	$	$	$	$	$

Balance – December 31, 2006	10,000,000	11,137	128,583,583	144,875	12,274,139	(1,151,605)	(8,074,381)	3,204,165

Issuance of shares to settle debt	–	–	2,006,557	2,366	265,044	–	–	267,410

Issuance of shares for services	–	–	26,982,255	28,876	2,461.173	–	–	2,490,048

Stock subscriptions received	–	–	–	–	–	381,295	–	381,295

Cancellation of shares	–	–	(10,000,000)	(11,459)	(561,442)	–	–	(572,901)

Write-off of subscriptions receivable	–	–	–	–	–	770,310	–	770,310

Imputed interest on shareholder loan	–	–	–	–	53,440	–	–	53,440

Net loss for the year	–	–	–	–	–	–	(7,191,407)	(7,191,407)

Balance – December 31, 2007	10,000,000	11,137	147,572,395	164,658	14,492,354	–	(15,265,788)	(597,639)

Issuance of shares for cash	–	–	10,000,000	10,098	490,954	–	–	501,052

Issuance of shares for services	–	–	30,992,442	31,711	3,472,291	–	–	3,504,002

Issuance of shares to settle debt	–	–	9,500,000	11,854	913,002	–	–	925,856

Imputed interest on shareholder loan	–	–	–	–	73,569	–	–	73,569

Net loss for the year	–	–	–	–	–	–	(5,146,378)	(5,146,378)

Balance – December 31, 2008	10,000,000	11,137	198,064,837	218,321	19,442,170	–	(20,412,166)	(740,538)

Issuance of shares for services	–	–	15,650,000	17,210	272,479	–	–	289,689

Issuance of shares to settle debt	–	–	15,082,855	16,600	246,899	–	–	246,899

Imputed interest on shareholder loan	–	–	–	–	105,621	–	–	105,621

Net loss for the year	–	–	–	–	–	–	(1,068,793)	(1,068,793)

Balance – December 31, 2009	10,000,000	11,137	22,800,692	252,131	20,050,569	–	(21,480,959)	(1,167,122)

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

2.

Going Concern

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $1,722,318 and $1,309,577 as of December 31, 2009 and 2008, respectively, and has an accumulated deficit of $21,480,959 and $20,412,166 as of December 31, 2009 and 2008, respectively.  The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

b)

Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to goodwill and purchased intangible asset valuations, stock-based compensation expense, deferred income tax asset valuation allowance and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

Cash consists of bank accounts held at financial institutions in the United States, Canada, and China. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents.

d)

Property and Equipment

Property and equipment are recorded at cost and is depreciated using the declining balance method over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.  Costs included in wind equipment are under construction and will be amortized over their useful life on a straight-line basis once they are put into use.

Welwind Energy International Corporation

Notes to the Consolidated Financial Statements

(expressed in Canadian dollars)

3.

Summary of Significant Accounting Policies (continued)

e)

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

f)

Foreign Currency Translation

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At December 31, 2009, the exchange rate for one Chinese Renminbi was $0.1533 CAD (2008 - $0.1548CAD).  For the period from January 1, 2009 to December 31, 2009, the average exchange rate for one Chinese Renminbi was $0.1671 CAD (2008 - $0.1459 CAD). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2009 and 2008, the Company had no items representing comprehensive income/loss.

h)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. As of December 31, 2009 and 2008, the Company did not recognize any stock based compensation expense.

i)

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

(expressed in Canadian dollars)

3.

Summary of Significant Accounting Policies (continued)

j)

Discontinued Operations

Certain amounts have been reclassified to present the Company’s discontinuance of its retail and wholesale foods division, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 10.

k)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company files federal income tax returns in Canada.  The Company may be subject to a reassessment of federal taxes by tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the federal statute of limitations can reach beyond the standard three year period. Tax authorities have not audited any of the Company’s income tax returns.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2009 and 2008, there were no charges for interest or penalties.

l)

Recently Issued Accounting Pronouncements

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

Welwind Energy International Corporation

Notes to the Consolidated Financial Statements

(expressed in Canadian dollars)

3.

Summary of Significant Accounting Policies (continued)

m)

Recently Issued Accounting Pronouncements (continued)

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

n)

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

4.

Property and Equipment

	Cost $	Accumulated Depreciation $	December 31, 2009 Net Carrying Value $	December 31, 2008 Net Carrying Value $

Wind equipment under construction	521,037	–	521,037	521,037
Automobile	70,843	45,853	24,990	35,700
Computer hardware	11,651	9,273	2,378	4,755
Office furniture and equipment	11,798	5,007	6,791	7,547

	615,329	60,132	555,196	569,039

The wind equipment under construction relates to the Company’s wind farm projects. The Company incurred $13,843 and $0 in depreciation expense for the year ended December 31, 2009 and 2008, respectively.

5.

Related Party Transactions/Balances

a)

As at December 31, 2009, the balance due to related parties amounted to $1,405,527 (December 31, 2008 - $912,601), which includes $352,613 (December 31, 2008 - $233,438) owed to the former President of the Company for management fees and working capital purposes and $1,052,914 (December 31, 2008 - $679,163) owed to the newly appointed President and spouse of the President of the Company for working capital purposes.  The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at December 31, 2009, the Company owes $161,202 (December 31, 2008 - $161,202) to shareholders for advances to the Company and expenses paid on behalf of the Company. Of this amount, $112,798 (December 31, 2008 - $112,798) is unsecured, bears interest at 10% per annum, and is due on demand. The remaining balance of $48,404 (December 31, 2008 - $48,404) is unsecured, non-interest bearing, and payable on demand.

Welwind Energy International Corporation

Notes to the Consolidated Financial Statements

(expressed in Canadian dollars)

6.

Common Stock

Year Ended December 31, 2009

a)

On November 19, 2009, the Company issued 14,150,000 common shares of the Company with a total value of $150,485 based on the closing price of the Company’s common stock on the date of issuance in relation to $100,000 of amounts owing to related parties and the remaining amount for services rendered.  A loss on debt settlement of $6,350 was recognized.

b)

On October 26, 2009, the Company issued 2,000,000 common shares of the Company with a total value of $25,608 based on the closing price of the Company’s common stock on the date of issuance in relation to settlement of $20,000 of amounts owing to related parties.  A loss on debt settlement of $5,608 was recognized

c)

On August 26, 2009, the Company issued 5,000,000 common shares of the Company with a total value of $99,401 based on the closing price of the Company’s common stock on the date of issuance in relation to services rendered.

d)

On June 16, 2009, the Company issued 5,000,000 common shares of the Company with a total value of $113,270 based on the closing price of the Company’s common stock on the date of issuance in relation to services rendered.

e)

On May 29, 2009, the Company issued 11,500,000 common shares of the Company with a total value of $32,883 based on the closing price of the Company’s common stock on the date of issuance in relation to services rendered.

f)

On February 4, 2009, the Company issued 1,582,855 common shares of the Company with a total value of $59,015 based on the closing price of the Company’s common stock on the date of issuance in relation to settlement of debt in the amount of $15,000.  The Company recorded a loss on settlement of $44,015.

g)

On February 4, 2009, the Company issued 1,500,000 common shares of the Company with a total value of $55,926 based on the closing price of the Company’s common stock on the date of issuance in relation to settlement of debt in the amount of $75,000.  The Company recorded a gain on settlement of $19,074.

Year Ended December 31, 2008

h)

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

i)

On November 18, 2008, the Company issued 2,500,000 common shares of the Company with a total value of $138,701 based on the closing price of the Company’s common stock on the date of issuance in relation to services previously rendered.

j)

On September 11, 2008, the Company issued 3,000,000 common shares of the Company with a value of $301,655 based on the closing price of the Company’s common stock on the date of issuance.

k)

On September 4, 2008, the Company issued 3,000,000 common shares of the Company with a value of $294,989 based on the closing price of the Company’s common stock on the date of issuance.

l)

On July 17, 2008, the Company issued 10,000,000 common shares of the Company in relation to settlement of debt in the amount of $100,000. The remaining value of $1,302,243 was expensed to General and Administrative. The total value was $1,402,660 based on the closing price of the Company’s common stock on the date of issuance.

m)

On July 8, 2008, the Company issued 200,000 common shares of the Company for consulting services previously rendered with a value of $22,436 based on the closing price of the Company’s common stock on the date of issuance.

Welwind Energy International Corporation

Notes to the Consolidated Financial Statements

(expressed in Canadian dollars)

6.

Common Stock (continued)

Year Ended December 31, 2008

n)

On July 3, 2008, the Company issued 6,000,0000  common shares of the Company to related parties and 200,000 common shares of the Company to consultants for consulting services previously rendered  with a value of $612,827 based on the closing price of the Company’s common stock on the date of issuance.

o)

On June 17, 2008, the Company issued 2,500,000 common shares of the Company in relation to services previously rendered with a value of $436,475 based on the Company’s common stock on the date of issuance.

p)

On May 7, 2008, the Company issued 10,000,000 common shares of the Company at US$0.05 per common share for proceeds of $501,052.

q)

On March 26, 2008, the Company issued 3,000,000 common shares of the Company for settlement of past services with a fair value of $213,549 the Company’s common stock on the date of issuance.

r)

On March 26, 2008, the Company issued 500,000 common shares of the Company for consulting services with a fair value of $35,592 the Company’s common stock on the date of issuance.

s)

On March 6, 2008, the Company issued 2,050,000 common shares of the Company for consulting services with a fair value of $122,102 the Company’s common stock on the date of issuance.

t)

On January 7, 2008, the Company issued 342,442 common shares of the Company with a fair value of $37,797 the Company’s common stock on the date of issuance.

6.

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

Effective February 4, 2008, the Company filed a Form S-8 Registration Statement in connection with its 2008 Equity Incentive Plan allowing for the direct award of stock or granting of stock options to directors, officers, employees and consultants to acquire up to a total of 20,000,000 shares of common stock. The Plan Administrator determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. At December 31, 2009 and 2008, there are no stock options outstanding.

8.

Commitments

a)

The Company entered into an agreement dated January 18, 2006, with the Government of Yangxi City (“Yangxi”) for the development of a wind farm producing a total of 400,000 kilowatt (“KW”) per year of electrical power in the next ten years.  Yangxi will assist the Company in securing land, sale price for the electricity, financing of the project, and preferential tax treatment. Initially, the Company will be required to prepare a community wind assessment and a feasibility study for approval. Yangxi can terminate the agreement if the project is not under construction within 24 months of signing the agreement. As at June 30, 2009, the Company has commenced construction on the plant and the agreement is in good standing.

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

Welwind Energy International Corporation

Notes to the Consolidated Financial Statements

(expressed in Canadian dollars)

9.

Income Taxes

The components of the net deferred tax asset at December 31, 2009 and 2008, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	December 31, 2009 $	December 31, 2008 $

Deferred tax asset
- Cumulative net operating losses	1,271,504	980,275
- Less valuation allowance	(1,271,504)	(980,275)

Net deferred tax asset	–	–

The Company has incurred operating losses of $3,739,719 which, if unutilized, will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance.

The Company is in arrears on filing its statutory income tax returns and it therefore has estimated the expected amount of loss carryforwards available once the outstanding returns are filed. The Company expects to have net operating loss carryforwards for income tax purposes available to offset future taxable income. There are no potential uncertain tax consequences that would require disclosure.

10.

Discontinued Operations

On November 24, 2007, the Company discontinued all operations related to the former business of selling and distributing low carbohydrate and sugar-free foods.

The results of discontinued operations are summarized as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
	$	$

Revenue	–	6,098
Cost of sales	–	(2,131)

Gross Profit	–	3,967

Operating Expenses:
General and administrative	–	(8,890)

Net Loss	–	(4,923)

As at December 31, 2009 and December 31, 2008, there were no remaining assets and liabilities of the discontinued retail and wholesale foods division.

11.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through April 15, 2010, the date the financial statements were issued. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have previously reported on Changes in and Disagreements with Accountants on Accounting and Financial Disclosure in our Current Report on Form 8-K dated February 26, 2009.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management, including Tammy-Lynn McNabb, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Ms. McNabb concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of seven members, of whom only one is independent of management, but lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.

We did not maintain appropriate financial reporting controls – As of December 31, 2009, the Company has not maintained sufficient internal controls over financial reporting for the financial reporting process.  The Company holds meetings of the Board of Directors throughout the year; however, there was no indication that the Company’s financial statements have not been discussed or approved prior to issuance nor have there been any indications of discussions regarding internal controls over financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAS, PLLC, an independent registered public accounting firm, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls.

During the period ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company has retained an outside consulting firm which specializes in Sarbanes Oxley compliance.  This consulting firm has assisted the Company in developing a system that should assist in rectifying the material weaknesses described herein.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Since
Tammy-Lynn McNabb	41	Chief Executive Officer, Chief Financial Officer, Secretary, and Chairwoman	2004
Larry McNabb	40	President	2008
Patrick Higgins	41	Director	2005
PanHuifang	40	Director	2006
Feng Junyi	48	Director	2007
Zeng Zhigao	38	Director	2008
Simon Wong	59	Director	2010

The board of directors has no nominating, audit or compensation committee at this time.

All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Tammy-Lynn McNabb - Mrs. McNabb attended the British Columbia Institute of Technology from 1987-1990, where she studied Marketing Sales Management.  She presently serves as CEO of the Company, and has over 15 years of experience in Marketing and Sales.  As part of her experience, she was involved with Marketing for a large English Publication company for 4 years in Tokyo, Japan.  While in Japan, she capitalized on her stay by studying Japanese and earning a Level 4 Proficiency Certification. Mrs. McNabb has specialized in various start-up companies, including high-tech and public relations firms.  During the tech boom in the 1990’s, Mrs. McNabb worked in management for a very successful start-up Internet Service Provider and used this experience to begin her journey into entrepreneurship. In June 1999, Mrs. McNabb began a public and investor relations firm tailored to serving publicly traded companies. Mrs. McNabb’s keen sense of the public market has allowed tremendous success in both capital raising for underfunded companies and overall media exposure.

Larry McNabb - In early 2000, Mr. Larry McNabb started McNabb & Associates, a business consulting firm concentrating on assisting small private and public companies.  In late 2004, Mr. McNabb assisted the Company in completing its business combination with the Low Carb Companies, resulting in the Company being renamed “Vitasti, Inc.” at the time.  Since then, Mr. McNabb has acted as a special consultant to the Company. Prior to 2003, Mr. McNabb worked as an independent consultant for numerous private and public companies since the early 1990’s and assisted such companies with corporate development, structuring financings, and mergers and acquisitions.

Patrick Higgins - Mr. Higgins was appointed as a Director of the Company on August 1, 2005.  Patrick Higgins is the senior partner in the management firm of Higgins Cohn Brand Management (“HCBM”), a leading consumer products organization that provides strategic operations and sales execution services to consumer brands. HCBM assists businesses more effectively through brand development and market penetration. Additionally, Mr. Higgins’ extensive experience in brand management within the health and wellness industry will be useful in his new role as Director of the Company. HCBM specializes in complete management of the market for natural and specialty product manufacturers. They offer clients valuable capabilities including: customer service, logistics, warehousing, market research, media services, design services and sales coverage. The core strength of their team, combined with full-range capabilities, provides clients with the strong infrastructure necessary to compete in the natural and specialty product market.  HCBM’s team, led by Patrick Higgins, consists of some of the most experienced people in the natural and specialty products industry.

Feng Junyi - For 10 years Mr. Feng was a finance officer for the GuangZhao Port Authority before he became a Director for the Economic Development Department of Guangdong Provincial Government. His focus in the wind energy sector will assist Welwind in its future development projects.

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

The company currently has clients in over 20 Provinces in mainland China, Europe, America, Southeast Asia, Japan, Hong Kong, Macao and Taiwan. Mrs. Pan was voted One of China’s Best Women Developers in 2005

Zeng Zhigao - Since March, 2008, Mr. Zhigao has served as a director and Executive Vice General Manager of Zhanjiang Windcor Windfarm Ltd. and Yangjiang Welwind Windfarm Ltd. Prior to this from 2006 through early 2008, Mr. Zhigao served as a director and Deputy General Manager of Guangdong Luzhoushiji Pro-Environment Technology Co. Ltd. From 2001 to 2006, he served as the General Manager assistant and Engineer in Guangdong Overseas Construction Supervision Co. Ltd., where he was in charge of the management of engineering construction. Mr. Zhigao has a bachelor’s degree in management.

Simon Wong Wai Hung - Mr. Simon Wong Wai Hung has had 30 years of experience in the South East Asian Market.  He is fully capable of being Director of an international energy company, and assisting with the needs throughout South East Asia and particular China.  He started his first international company in 1982 whereby he expanded his professional photographic lab from Hong Kong to multiple countries. From 2005-2008, he served Convey Advertising Company Ltd. as International Development Manager.  Since 2008, he has been working for Panpacific Business Ltd. as their Marketing Director.

Term of Office

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Identify Significant Employees

We have no significant employees other than those listed above.

Family Relationships

Mr. Larry McNabb and Mrs. Tammy-Lynn McNabb are married. Other that the foregoing there are no family relationships among our officers, directors or persons nominated for such positions.

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2009 all required filings were timely filed by each of its directors and executive officers.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2009 by (1) each person who served as the principal executive officer of the Company during fiscal year 2009; (2) the Company’s most highly compensated executive officers as of December 31, 2009 with compensation during fiscal year 2009 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2009.

Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
	2009	120,000	$—	—	—	—	—	—	120,000
Tammy-Lynn McNabb	2008	$120,000	$—	—	—	—	—	—	$120,000
Chief Executive Officer	2007	$120,000	$—	—	—	—	—	—	$120,000
	2009	120,000	$—	—	—	—	—	—	120,000
Larry McNabb President	2008	$120,000	$—	—	—	—	—	—	$120,000

There were no stock options granted or exercised by the named executive directors in 2009 or 2008.

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

There were no stock based awards under the Equity Incentive Plan in 2009 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Tammy-Lynn McNabb	—	—	—	$—	—	—	—	—	—
Larry McNabb	—	—	—	$—	—	—	—	—	—

DIRECTOR COMPENSATION

Cash Compensation

Directors receive no cash compensation for services rendered.

Director Compensation

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each person who was a director as of December 31, 2009.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Tammy-Lynn McNabb Director	$—	—	$—	—	—	—	$—

Shannon de Delley	$—	—	$—	—	—	—	$—
Director

Patrick Higgins	$—	—	$—	—	—	—	$—
Director

Pan Huifang	$—	—	$—	—	—	—	$—

Zeng Zhigao Director	$—	—	$—	—	—	—	$—

Feng Junyi Director	$—	—	$—	—	—	—	$—

Baldwin Cheng	$—	—	$—	—	—	—	$—

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2009, by:

•

each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;

•

each director;

•

each of our chief executive officer and our other two most highly compensated executive officers; and,

•

all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 251,897,692 common shares outstanding as of April 14, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o Welwind Energy International Corporation, 10-20172 113B Avenue, Maple Ridge, British Columbia, Canada V2X 0Y9.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Tammy-Lynn McNabb	Common	7,890,713	3.13%
Larry McNabb	Common	6,386,000	2.54%
Patrick Higgins	Common	500,000	0.20%
Feng Junyi	Common	9,000,000	3.57%
Zeng Zhigao	Common	6,000,000	2.38%
Pan Huifang	Common	2,000,000	0.79%
Simon Wong Wai Hung	Common	0	0.00%
All Officers and Directors as a Group	Common	29,776,713	11.82%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

 Based on 251,897,692 issued and outstanding shares of common stock as of March 18, 2010 plus shares issuable upon exercise of options and warrants.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As at December 31, 2009, the balance due to related parties amounted to $1,132,068 (December 31, 2008 - $912,601), which includes $330,538 (December 31, 2008 - $233,438) owed to the former President of the Company for management fees and working capital purposes and $801,530 (December 31, 2008 - $679,163) owed to the newly appointed President and spouse of the President of the Company for working capital purposes.  The amounts are unsecured, non-interest bearing, and due on demand.

As at December 31, 2009, the Company owes $434,670 (December 31, 2008 - $161,202) to shareholders for advances to the Company and expenses paid on behalf of the Company. Of this amount, $112,798 (December 31, 2008 - $112,798) is unsecured, bears interest at 10% per annum, and is due on demand. The remaining balance of $321,872 (December 31, 2008 - $48,404) is unsecured, non-interest bearing, and payable on demand.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees	$38,500	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$38,500	$25,000

Audit Fees

During the year ended December 31, 2009, the aggregate fees billed or estimated to be billed to us for professional services rendered by M & K CPAS PLLC for the audit of our annual financial statements, review of financial statements included in our quarterly reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $25,000.

Audit-Related Fees

During fiscal 2009, there were no fees billed to us for any other products or services provided by M & K CPAS PLLC other than the services reported above.

Tax Fees

During fiscal 2009, there were no fees billed to us for any other products or services provided by  M & K CPAS PLLC other than the services reported above.

All Other Fees

During fiscal 2009, there were no fees billed to us for any other products or services provided by M & K CPAS PLLC other than the services reported above.

ITEM 15.   EXHIBITS

NUMBER

DESCRIPTION

3.1	Articles of Incorporation of Welwind Energy International Corp. (1)

3.2	Bylaws, of Welwind Energy International Corp. (1)

10.1	Share Exchange Agreement between Vitasti, Inc. and Welwind Energy International Corporation.(3)

14.1	Code of Ethics

21.1	Subsidiaries of Company at December 31, 2009(4)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)

Incorporated by reference as an Exhibit to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.

(2)

Incorporated by reference as an Exhibit to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.

(3)

Incorporated by reference as an Exhibit to the Form 8-K filed on August 17, 2006 as amended on December 20, 2006.

(4)

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the15th day OF April, 2010.

Welwind Energy International Corporation a Delaware Corporation
By:
/s/ Tammy-Lynn McNabb
Tammy-Lynn McNabb Chief Executive Officer, Chief Financial Officer and Chairwoman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Welwind Energy International Corporation and in the capacities and on the dates indicated.

Signature	Position	Date
/s/Tammy-Lynn McNabb	Chief Executive Officer and Chairwoman of the Board	April 15, 2010
Tammy-Lynn McNabb

/s/Patrick Higgins	Director	April 15, 2010
Patrick Higgins

/s/Feng Junyi	Director	April 15, 2010
Feng Junyi

/s/Simon Wong Wai Hung	Director	April 15, 2010
Simon Wong Wai Hung

/s/Zeng Zhigao	Director	April 15, 2010
Zeng Zhigao