Form 10-Q
period 2010-03-31
Welwind Energy International CORP
filed 2010-05-20
CIK 1052671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-26673

WELWIND ENERGY INTERNATIONAL CORPORATION

(Name of small business issuer in its charter)

Delaware	98-0207081
(State of incorporation)	(I.R.S. Employer Identification No.)

10-20172 113B Avenue, Maple Ridge

British Columbia, Canada V2X 0Y9

(Address of principal executive offices)

(604) 460-8487

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of May 14, 2010, there were 241,897,692 shares of the registrant’s $.001 par value common stock issued and outstanding.

WELWIND ENERGY INTERNATIONAL CORP.*

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," ”Welwind,” or "WWEI" refers to Welwind Energy International Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Welwind Energy International Corporation

(A Development Stage Company)

March 31, 2010

Index

Consolidated Balance Sheets (unaudited)

4

Consolidated Statements of Operations (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Consolidated Financial Statements (unaudited)

7

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in Canadian dollars)

(unaudited)

	March 31, 2010 $	December 31, 2009 $

ASSETS

Current Assets

Cash	6,786	6,741

Amounts receivable	550	1,090

Prepaid expenses	1,773	1,104

Total Current Assets	9,109	8,935

Property and Equipment, net	551,332	555,196

Total Assets	560,441	564,131

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	185,461	164,515

Due to related parties	1,594,835	1,566,738

Total Liabilities	1,780,296	1,731,253

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 10,000,000 preferred shares, with par value US$0.001 per share Issued and outstanding: 10,000,000 shares	11,137	11,137

Common Stock Authorized: 290,000,000 common shares, with par value US$0.001 per share Issued and outstanding: 241,897,692 and 228,897,692 shares, respectively	265,808	252,131

Additional Paid-In Capital	20,147,882	20,050,569

Deficit accumulated during development stage	(21,644,682)	(21,480,959)

Total Stockholders’ Equity (Deficit)	(1,219,855)	(1,167,122)

Total Liabilities and Stockholders’ Equity (Deficit)	560,441	564,131

Going Concern (Note 1)

Commitments and Contingencies (Note 6)

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Accumulated from August 17, 2006 (Date of Inception) to March 31, 2010
	$	$	$

Revenue	–	–	–

Operating Expenses

General and Administrative	132,872	342,306	19,322,990

Total Operating Expenses	132,872	342,306	19,322,990

Loss from Operations	(132,872)	(342,306)	(19,322,990)

Other Income (Expenses)

Interest Expense	(30,851)	(23,529)	(262,779)
Impairment of goodwill	–	–	(1,714,187)
Loss on disposal of property and equipment	–	–	(1,000)

Total Other Income (Expenses)	(30,851)	(23,529)	(1,977,966)

Net Loss from continuing operations	(163,723)	(365,835)	(21,300,956)

Discontinued operations	–	–	(343,726)

Net loss and comprehensive loss	(163,723)	(365,835)	(21,644,682)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted
Continuing operations	–	–
Discontinued operations	–	–

Weighted Average Shares Outstanding	238,422,914	200,048,804

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Accumulated from August 17, 2006 (Date of Inception) to March 31, 2010
	$	$	$

Operating Activities

Net Loss from continuing operations	(163,723)	(365,835)	(21,300,956)
Net Loss from discontinued operations	-	-	(343,726)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization	–	–	8,066
Depreciation	3,864	3,461	56,056
Foreign exchange loss and other	–	–	15,410
Gain on cancellation of shares	–	–	(572,901)
Impairment loss	–	–	1,714,187
Imputed interest on shareholder loans	30,851	23,529	262,779
Issuance of shares to settle debt	–	24,941	588,224
Issuance of shares for compensation and services	85,217	–	15,459,924
Write-off of subscription receivable	–	–	770,310

Changes in operating assets and liabilities:

Amounts receivable	540	(3,114)	17,348
Accounts receivable	–	–	(16,985)
Prepaid expenses and other	(669)	–	(1,773)
Accounts payable and accrued liabilities	20,946	99,533	307,921

Net Cash Used In Operating Activities	(22,974)	(217,485)	(3,036,116)

Investing Activities

Net cash acquired from acquisition	–	–	2,194
Purchase and construction of equipment	–	–	(614,223)

Net Cash Used In Investing Activities	–	–	(612,029)

Financing Activities

Proceeds from issuance of common shares	25,773	–	2,191,583
Proceeds from related parties, net	(2,754)	205,292	1,921,683
Repayment of debt	–	–	(464,049)

Net Cash Provided By Financing Activities	23,019	205,292	3,649,217

Net cash used in discontinued operations	–	–	5,714

Increase (Decrease) in Cash	45	(12,193)	6,786

Cash – Beginning of Year	6,741	28,734	–

Cash – End of Year	6,786	16,541	6,786

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in Canadian dollars)

1.

Nature of Operations and Continuance of Business

Welwind Energy International Corporation (the “Company”) was incorporated in the State of Delaware on December 18, 1997 as Global Golf Holdings Inc. The Company acquired a business on November 23, 2004 to sell and distribute low carbohydrate and sugar-free foods through retail and wholesale outlets in Western British Columbia, Canada, and through the Internet. On August 17, 2006, the Company acquired all of the outstanding and issued share capital of Welwind Energy International Corporation (“WEIC”), a private Canadian company. WEIC was founded in 2005 to build, own and operate wind farms on an international scale. Accordingly, the Company is now involved with wind power projects in China. The Company is based in Brtish Columbia, Canada. On November 24, 2007, the Company discontinued operations of the retail and wholesale foods division to focus specifically on the wind power projects in China.

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $1,771,187 and has an accumulated deficit at March 31, 2010 of $21,644,682. The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Property and Equipment

Property and equipment are recorded at cost and is depreciated using the straight line basis over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. Costs included in wind equipment are under construction and will be amortized over their useful life on a straight-line basis once they are put into use.

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

g)

Foreign Currency Translation

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with FASB Pronouncements using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At December 31, 2009, the exchange rate for one Chinese Renminbi was $0.1533 CAD (2008 - $0.1548CAD). For the period from January 1, 2009 to December 31, 2009, the average exchange rate for one Chinese Renminbi was $0.1671 CAD (2008 - $0.1459 CAD). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2010 and December 31, 2009, the Company had no items representing comprehensive income/loss.

i)

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

Welwind Energy International Corporation

(A Development Stage Company)

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

k)

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

Welwind Energy International Corporation

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

l)

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	March 31, 2010 Net Carrying Value $	December 31, 2009 Net Carrying Value $

Wind equipment under construction	521,037	–	521,037	521,037
Automobile	70,843	47,727	23,116	24,990
Computer hardware	11,651	11,094	557	2,378
Office furniture and equipment	11,798	5,176	6,622	6,791

	615,329	63,997	551,332	555,196

The wind equipment under construction relates to the Company’s wind farm projects. As the capital assets have not been placed in use, no depreciation of the wind equipment has been recorded for the period ended March 31, 2010.

4.

Related Party Transactions/Balances

a)

As at March 31, 2010, the Company owes $1,419,568 (2009 - $1,405,536) to the President of the Company and spouse of the President of the Company for financing of general operations. The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at March 31, 2010, the Company owes $175,267 (2009 - $161,202) to a director of the Company for financing of general operations. The amounts are unsecured, non-interest bearing, and due on demand.

For the period ended March 31, 2010, imputed interest of $30,851 has been recorded on all amounts owing to related parties at an annual interest rate of 8%.

5.

Common Stock

a)

On January 8, 2010, the Company issued 5,000,000 common shares at $0.005 per share for proceeds of $25,000 (Cdn$25,773).

b)

On January 29, 2010, the Company issued 7,000,000 common shares at $0.01 per share to settle outstanding consulting services of $70,000 (Cdn$74,851) based on the market price of the Company’s common stock on the date of issuance.

c)

On March 2, 2010, the Company issued 1,000,000 common shares at $0.01 per share to settle outstanding professional fees of $10,000 (Cdn$10,365) based on the market price of the Company’s common stock on the date of issuance.

Welwind Energy International Corporation

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in Canadian dollars)

6.

Commitments

a)

The Company entered into an agreement dated January 18, 2006, with the Government of Yangxi City (“Yangxi”) for the development of a wind farm producing a total of 400,000 kilowatt (“KW”) per year of electrical power in the next ten years. Yangxi will assist the Company in securing land, sale price for the electricity, financing of the project, and preferential tax treatment. Initially, the Company will be required to prepare a community wind assessment and a feasibility study for approval. Yangxi can terminate the agreement if the project is not under construction within 24 months of signing the agreement. As at March 31, 2010, the agreement is in good standing.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our Corporate History

The Company was incorporated on December 18, 1997, pursuant to the laws of the State of Delaware under the name of Autoeye Inc. On February 25, 2000, as part of an acquisition of The Forest Industry Online Inc., we changed our name to forestindustry.com, Inc. Prior to this acquisition, our Company was inactive. On October 25, 2002, we entered into a share exchange agreement with GolfLogix, Inc., a British Columbia, Canada Corporation (“GolfLogix Canada”). After our acquisition of GolfLogix Canada, on November 30, 2002, we entered into a stock purchase agreement with Cherry Point Consulting, resulting in a divestiture of the assets of Forest Industry Online. Under the agreement, Cherry Point Consulting purchased shares of Forest Industry Online and assumed all of the related assets and liabilities of the same. On January 7, 2003, we changed our name to Global Golf Holdings, Inc.

On November 23, 2004 the Company closed on the Agreement with Low Carb Centre and affiliates (hereinafter “LCC”). LCC is a privately held company organized under the laws of British Columbia, Canada with its primary business being the retail sales and distribution of gourmet low carbohydrate food products through its traditional retail stores and online. Soon after, on November 29, 2004 the Company changed its name to Vitasti, Inc.

On April 11, 2006, the Company and Welwind Energy International Corporation, a Corporation duly incorporated under the laws of the Province of Alberta, Canada, and the shareholders of Welwind Energy International Corporation (the “Shareholders”), entered into a Share Exchange Agreement (the ‘Agreement”). The Agreement was closed on the 17th of August 2006. Per the Agreement, the Company acquired 100% of Welwind Energy International Corporation (“WWEI”), and on October 26, 2006, the Company filed in the office of the Secretary of State for the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation, causing the name of the Company to be changed from Vitasti, Inc. to Welwind Energy International Corp.

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

During the meetings held between the Company, Zhanjiang Government and Zhanjiang Development and Reform Commission, it was stated that final approval will be issued in March or April. Welwind has agreed to the relocation to Nansan Island and will review final documentation supplied to the Company by the Government and Commission in March/April.

Our initial projects in China will be considered, at least initially, small scale wind power wind farms, which the name is given to wind generation systems with the capacity to produce 50 kW or less of electrical power. Isolated communities, that otherwise rely on diesel generators, may use wind turbines to displace diesel fuel consumption. Individuals may purchase these systems to reduce or eliminate their dependence on grid electricity for economic or other reasons, or to reduce their carbon footprint. Wind turbines have been used for household electricity generation in conjunction with battery storage over many decades in remote areas. Increasingly, U.S. consumers are choosing to purchase grid-connected turbines in the 1 to 10 kilowatt range to power their whole homes. Household generator units of more than 1kW are now functioning in several countries, and in every state in the U.S. Grid-connected wind turbines may use grid energy storage, displacing purchased energy with local production when available. Off-grid system users can either adapt to intermittent power or use batteries, photovoltaic or diesel systems to supplement the wind turbine. In urban locations, where it is difficult to obtain predictable or large amounts of wind energy (little is known about the actual wind resource of towns and cities), smaller systems may still be used to run low power equipment. Equipment such as parking meters or wireless Internet gateways may be powered by a wind turbine that charges a small battery, replacing the need for a connection to the power grid, making the potential carbon savings of small wind turbines difficult to determine.

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

According to the U.S. Department of Energy, Energy Information Administration’s publication Renewable Resources in the U.S. Electricity Supply, annual growth in the wind power industry for the past ten years has exceeded 28% per year according to the Global Wind Energy Council. Although wind power produces under 1% of electricity worldwide according to the Global Wind Energy Council’s Global Wind 2007 Report, it is a leading renewable energy source and accounts for 19% of electricity production in Denmark (according to the U.S. Department of Energy’s Energy Facts web page), 10% in Spain and 7% in Germany (according to the Global Wind Energy Council’s Europe region web page).

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

 \

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

Employees

As of March 31, 2010, we employed five full-time employees and ten part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Balance Sheet

As at March 31, 2010, the Company had total assets of $560,441 compared with total assets of $564,131 as at December 31, 2009. The decrease in the total assets of $3,690 was due to amortization of the existing property and equipment of $3,864.

The Company had total liabilities of $1,780,296 as at March 31, 2010 compared with $1,731,253 as at December 31, 2009. The increase in total liabilities of $49,043 is attributed to the fact that accounts payable increased $20,946 based on increases in professional fees related to accounting, audit, and legal services provided during the Company during the period. The amounts due to related parties increased $28,097 due to imputed interest of $27,461 using an annualized imputed interest rate of 8%.

During the three months ended March 31, 2010, the Company issued 5,000,000 common shares for proceeds of US$25,000 (Cdn$25,773) and 8,000,000 common shares to settle outstanding debt and services rendered to the Company.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the three months ended March 31, 2010, the Company incurred operating expenses totaling $132,872 compared with $342,306 for the three months ended March 31, 2009. The decrease in operating expenses is attributed to the fact that the Company issued $85,000 in stock-based compensation in fiscal 2010 compared with $113,000 of stock-based compensation during the same period in 2009. Furthermore, the Company had lower levels of cash flows in the current period which resulted in a lower magnitude of transactions during the period.

Net Loss

During the three months ended March 31, 2010, the Company incurred a net loss of $163,723 compared with a net loss of $365,835 for the three months ended March 31, 2009. The decrease in operating expenses is attributed to the fact that the Company issued $85,000 in stock-based compensation in fiscal 2010 compared with $113,000 of stock-based compensation during the same period in 2009. Furthermore, the Company had lower levels of cash flows in the current period which resulted in a lower magnitude of transactions during the period.

Liquidity and Capital Resources

As at March 31, 2010, the Company had a cash balance of $6,786 and a working capital deficit of $1,771,187 compared with a cash balance of $6,741 and a working capital deficit of $1,722,318 at December 31, 2009. The increase in working capital deficit is due to the fact that the Company incurred operating expenditures during the year, but had limited cash flows to repay the obligation, hence a general increase in accounts payable relative to the level of current assets in the Company.

Cashflow from Operating Activities

During the three months ended March 31, 2010, the Company used $22,974 of cash flow for operating activities compared with $217,485 for the three months ended March 31, 2009. The decrease in the use of cash flows for operating activities is reflective of the decrease in the level of activity incurred by the Company during the period due to the economic downturn and the lack of sufficient capital funding.

Cashflow from Investing Activities

During the three months ended March 31, 2010 and 2009, the Company incurred no transactions relating to investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2010, the Company was provided $23,019 of cash flow from financing sources compared with proceeds of $205,292 from financing activities during the three months ended March 31, 2009. Overall, the Company received more cash financing from related parties in fiscal 2009 compared to fiscal 2010. During the period ended March 31, 2010, the Company received $25,773 of cash flows from the issuance of common shares.

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

First, the Company has its corporate headquarters located in Canada, and therefore has no assets or operations in the US. Second, all operations of the Company are conducted only in Canadian currency. Third, the reporting currency is in Canadian dollars which is the same currency that all operations were conducted in. Therefore, reporting in Canadian dollars would produce little or no foreign currency translation effects under FASB guidance.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the material weaknesses resulting from not having an audit committee and not maintain appropriate financial reporting controls. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

None.

2.

Convertible Securities:

None.

3.

Outstanding Warrants:

None.

4.

Sales of Equity Securities for Cash:

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
21.1	Subsidiaries of Company at March 31, 2010	Filed herewith.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.02	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELWIND ENERGY INTERNATIONAL CORP.

Dated: May 20, 2010	By: /s/ Tammy-Lynn McNabb
TAMMY-LYNN MCNABB
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer