Form 10-Q
period 2010-06-30
Welwind Energy International CORP
filed 2010-08-23
CIK 1052671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-26673

WELWIND ENERGY INTERNATIONAL CORPORATION

(Name of small business issuer in its charter)

Delaware	98-0207081
(State of incorporation)	(I.R.S. Employer Identification No.)

203 22561 Dewdney Trunk Rd.

Maple Ridge, British Columbia

Canada V3K 2R1

(Address of principal executive offices)

(604) 463-8487

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

As of August 20, 2010, there were 266,800,692 shares of the registrant’s $.001 par value common stock issued and outstanding.

WELWIND ENERGY INTERNATIONAL CORP.*

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," ”Welwind,” or "WWEI" refers to Welwind Energy International Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Welwind Energy International Corporation

(A Development Stage Company)

June 30, 2010

Index

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in Canadian dollars)

(unaudited)

	June 30, 2010 $	December 31, 2009 $

ASSETS

Current Assets

Cash	2,997	6,741

Amounts receivable	2,631	1,090

Prepaid expenses	1,773	1,104

Total Current Assets	7,401	8,935

Property and Equipment, net	549,363	555,196

Total Assets	556,764	564,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	165,165	164,515

Due to related parties	1,660,240	1,566,738

Total Liabilities	1,825,405	1,731,253

Stockholders’ Deficit

Preferred Stock Authorized: 10,000,000 preferred shares, with par value US$0.001 per share Issued and outstanding: 10,000,000 shares	11,137	11,137

Common Stock Authorized: 290,000,000 common shares, with par value US$0.001 per share Issued and outstanding: 254,300,692 and 228,800,692 shares as of June 30, 2010 and December 31, 2009, respectively	278,729	252,131

Additional Paid-In Capital	20,199,567	20,050,569

Deficit accumulated during the development stage	(21,758,074)	(21,480,959)

Total Stockholders’ Deficit	(1,268,641)	(1,167,122)

Total Liabilities and Stockholders’ Deficit	556,764	564,131

Going Concern (Note 1)

Commitments (Note 6)

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Accumulated from August 17, 2006 (Date of Inception) to June 30, 2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

General and Administrative	80,969	366,046	213,841	708,352	19,403,959

Total Operating Expenses	80,969	366,046	213,841	708,352	19,403,959

Loss from Operations	(80,969)	(366,046)	(213,841)	(342,306)	(19,403,959)

Other Income (Expenses)

Interest Expense	(32,423)	(25,037)	(63,274)	(48,566)	(295,202)
Impairment of goodwill	–	–	–	–	(1,714,187)
Loss on disposal of property and equipment	–	–	–	–	(1,000)

Total Other Income (Expenses)	(32,423)	(25,037)	(63,274)	(48,566)	(2,010,389)

Net Loss from continuing operations	(113,392)	(391,083)	(277,115)	(756,918)	(21,414,348)

Discontinued operations	–	–	–	–	(343,726)

Net loss and comprehensive loss	(113,392)	(391,083)	(277,115)	(756,918)	(21,758,074)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted
Continuing operations	–	–	–	–
Discontinued operations	–	–	–	–

Weighted Average Shares Outstanding	242,172,417	202,544,395	240,356,256	201,303,494

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Accumulated from August 17, 2006 (Date of Inception) to June 30, 2010
	$	$	$

Operating Activities

Net Loss for the period	(277,115)	(756,918)	(21,758,074)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization	–	–	8,066
Depreciation	5,833	6,921	58,025
Foreign exchange loss and other	–	–	15,410
Gain on cancellation of shares	–	–	(572,901)
Impairment loss	–	–	1,714,187
Imputed interest on shareholder loans	63,274	48,566	295,202
Issuance of shares to settle debt	–	(17,177)	588,224
Issuance of shares for compensation and services	85,217	113,271	15,459,924
Write-off of subscription receivable	–	–	770,310

Changes in operating assets and liabilities:

Amounts receivable	(1,541)	(5,577)	15,267
Accounts receivable	–	–	(16,985)
Prepaid expenses and other	(669)	–	(1,773)
Accounts payable and accrued liabilities	650	220,359	287,625

Net Cash Used In Operating Activities	(124,351)	(390,555)	(3,137,493)

Investing Activities

Net cash acquired from acquisition	–	–	2,194
Purchase and construction of equipment	–	–	(614,223)

Net Cash Used In Investing Activities	–	–	(612,029)

Financing Activities

Proceeds from issuance of common shares	25,773 ,773	–	2,191,583
Proceeds from related parties, net	94,834	371,063	2,019,271
Repayment of debt	–	–	(464,049)

Net Cash Provided By Financing Activities	120,607	371,063	3,746,805

Net cash used in discontinued operations	–	–	5,714

Increase (Decrease) in Cash	(3,744)	(19,492)	2,997

Cash – Beginning of Year	6,741	28,734	–

Cash – End of Year	2,997	9,242	2,997

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Transaction:
Stock issued for debt		64,606	64,606

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

The Company has not realized revenues on its wind power projects, has a working capital deficiency of $1,818,004 and has an accumulated deficit at June 30, 2010 of $21,758,074.  The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(expressed in Canadian dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and Cash Equivalents

Cash consists of bank accounts held at financial institutions in the United States, Canada, and China. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents. As of June 30, 2010 and December 31, 2009 there are no cash equivalents.

e)

Property and Equipment

Property and equipment are recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.  Costs included in wind equipment are under construction and will be amortized over their useful life on a straight-line basis once they are put into use.

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

g)

Foreign Currency Translation

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At June 30, 2010, the exchange rate for one Chinese Renminbi was $0.1564 CAD.  For the period from January 1, 2010 to June 30, 2010, the average exchange rate for one Chinese Renminbi was $0.1506 CAD. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2010 and December 31, 2009, the Company had no items representing comprehensive income/loss.

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

(expressed in Canadian dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Recently Issued Accounting Pronouncements (continued)

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

l)

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	June 30, 2010 Net Carrying Value $	December 31, 2009 Net Carrying Value $

Wind equipment under construction	521,037	–	521,037	521,037
Automobile	70,843	49,461	21,382	24,990
Computer hardware	11,651	11,163	488	2,378
Office furniture and equipment	11,798	5,342	6,456	6,791

	615,329	65,966	549,363	555,196

The wind equipment under construction relates to the Company’s wind farm projects.  As the capital assets have not been placed in use, no depreciation of the wind equipment has been recorded for the period ended June 30, 2010.

Welwind Energy International Corporation

Notes to the Consolidated Financial Statements

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions/Balances

a)

As at June 30, 2010, the Company owes $1,473,560 (2009 - $1,405,536) to management of the Company for financing of general operations.  The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at June 30, 2010, the Company owes $186,680 (2009 - $161,202) to a director of the Company for financing of general operations.  The amounts are unsecured, non-interest bearing, and due on demand.

For the period ended June 30, 2010, imputed interest of $63,274 has been recorded on all amounts owing to related parties at an annual interest rate of 8%.

5.

Common Stock

a)

On January 8, 2010, the Company issued 5,000,000 common shares at $0.005 per share for proceeds of $25,826.

b)

On January 29, 2010, the Company issued 7,000,000 common shares at $0.01 per share to settle outstanding consulting services. The total fair value was $74,303, based on the closing price per share on the date of grant.

c)

On March 2, 2010, the Company issued 1,000,000 common shares at $0.01 per share to settle outstanding professional fees. The total fair value was $10,481, based on the closing price per share on the date of grant.

d)

On June 28, 2010, the Company issued 12,500,000 common shares at $0.005 per share to settle outstanding loan from shareholder. The total fair value of shares issued was $64,606, based on the closing price per share on the date of grant, resulting in a loss on debt extinguishment of $2,106.

6.

Commitments

a)

The Company entered into an agreement dated January 18, 2006, with the Government of Yangxi City (“Yangxi”) for the development of a wind farm producing a total of 400,000 kilowatt (“KW”) per year of electrical power in the next ten years. As at December 31, 2009, the Company decided to focus its efforts on the Zhanjiang project, and will no longer be pursuing the Yangxi project.

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

c)

The Company rents, on a month-to-month basis, its office space for $1,726 per month, office space in China for approximately $1,791 per month.

7.

Subsequent Event

In July 2010, the Company issued 12,500,000 common shares to settle related party debt of $64,868.

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

Organizational Structure

Our current organizational structure is summarized by the illustration below:

Our Wind Farm Portfolio

We have two one wind project in China’s Guangdong Province. The following provides an overview of the projects, including current status:

Project Name	Megawatts	Phase
Zhanjiang Project	49 - 400	Local Approvals Secured, Pending Construction Permit and Possible Site Relocation

Our plan is to develop 49Mw per project per year upon the commencement of construction (subject to securing necessary approvals), which is the maximum allowed by the provincial government.

The Zhanjiang Project

The Zhanjiang Windcor Windfarm Ltd. (“ZWWL”) began operations in 2006.  The ZWWL was acquired by the Company as part of the acquisition of Welwind (the Alberta corporation) in August 2006.  The ZWWL is the subsidiary of Welwind through which all operations pertaining to the Zhanjiang Project would be handled.

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

Zhanjiang Government and Zhanjiang Development and Reform Commission jointly held a meeting on January 10, 2010 to discuss the relocation of Welwind Energy International's Zhanjiang wind farm project. Welwind was informed that the two government bodies reached a consensus to relocate the Company's project to Nansan Island (Nansandao) in Guangzhou.  As of June 30, 2010, the company awaits final construction approvals from the government and believes this will obtained third quarter 2010.

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

Global wind energy capacity surged by 28.8% in 2008 according to the Wind Energy Council’s Global Wind 2008 Report.  The US passed Germany to become the number one market in wind power, and China’s total capacity doubled for the fourth year in a row. The world’s total installed capacity reached 120.8 GW at the end of 2008, over 27 GW of which came online in 2008 alone, representing a 36% growth rate in the annual market. These figures show that there is huge and growing global demand for emissions-free wind power, which can be installed quickly, virtually everywhere in the world. Wind energy has become an important player in the world’s energy markets, with the 2008 market for turbine installations worth about € 36.5 billion. The wind industry also creates many new jobs; as of 2008 over 400,000 people are now employed in this industry, and that number is expected to be in the millions in the near future.   The 120.8 GW of global wind capacity installed at  the end of 2008 produced  260 TWh of electricity and saved 158 million tons of CO2 every year.

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

In North America, the US market broke all previous records in 2008 with new installations of 8.5 GW, reaching a total installed capacity of over 25 GW. In 2008 the US was the number one market both in terms of new capacity and in terms of total wind generation capacity. The massive growth in the US wind market in 2008 increased the country’s total wind power generating capacity by half. The new wind projects completed in 2008 accounted for about 42% of the entire new power producing capacity added in the US during that year, and created 35,000 new jobs, bringing the total employed in the sector up to 85,000.  All of the fundamental drivers behind its growth remain in place. In 2008, the US Department of Energy released a groundbreaking report, finding that wind power could provide 20% of US electricity by 2030. With the wind energy industry’s strong performance in 2008 and the support of the new Obama Administration, the industry is in a position to turn this scenario into reality, or even surpass it.

The growth in Asian markets has been remarkable, as nearly a third of the 8.6 GW installed in 2008 was installed in Asia. China continued its spectacular growth in 2008, once again doubling its installed capacity by adding about 6.3 GW, to reach a total of 12.2 GW.  The prospects for future growth in the Chinese market are very good. In response to the financial crisis, the Chinese government has identified the development of wind energy as one of the key economic growth areas, and in 2009, new installed capacity was expected to nearly double again. At this rate, China is on its way to overtake Germany and Spain to reach second place in terms of total wind power capacity in 2010. This means that China would have met its 2020 target of 30 GW ten years ahead of time.

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

Regulations and Economic Incentive Plans Implemented by Chinese Government for Renewable Energy Projects

To support the development of wind power technology and growth of the in-grid wind power market, the Chinese government has recently pushed hard on renewables, and it implemented a series of projects and also stipulated a series of economic incentive policie.

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

Employees

As of June 30, 2010, we employed five full-time employees and ten part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Balance Sheet

As at June 30, 2010, the Company had total assets of $556,764 compared with total assets of $564,131 as at December 31, 2009.  The decrease in the total assets of $7,367 was due to amortization of the existing property and equipment of $5,833.

The Company had total liabilities of $1,825,405 as at June 30, 2010 compared with $1,731,253 as at December 31, 2009.  The increase in total liabilities of $94,152 is attributed to the fact that amounts due to related parties increased $89,495 due to imputed interest of $63,274 using an annualized imputed interest rate of 8% and additional payments of operating expenses incurred for professional fees.

During the six months ended June 30, 2010, the Company issued 5,000,000 common shares for proceeds of $25,773, 8,000,000 common shares to settle outstanding debt and services rendered to the Company with a value of $85,216, and 12,500,000 common shares issued to settle related party debt of $64,606.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the three and six months ended June 30, 2010, the Company incurred operating expenses totaling $80,969 and $213,841 respectively, compared with $366,046 and $708,352 for the three and six months ended June 30, 2009.  The decrease in operating expenses is attributed to the fact that the Company issued $85,000 in stock-based compensation in fiscal 2010 compared with $113,000 of stock-based compensation during the same period in 2009.  Furthermore, the Company had lower levels of cash flows in the current period which resulted in a lower magnitude of transactions during the period.

Net Loss

During the three and six months ended June 30, 2010, the Company incurred a net loss of $113,392 and $277,115 respectively, compared with a net loss of $391,083 and $756,918 for the three and six months ended June 30, 2009.  The decrease in operating expenses is attributed to the fact that the Company issued $85,000 in stock-based compensation in fiscal 2010 compared with $113,000 of stock-based compensation during the same period in 2009.  Furthermore, the Company had lower levels of cash flows in the current period which resulted in a lower magnitude of transactions during the period.

Liquidity and Capital Resources

As at June 30, 2010, the Company had a cash balance of $2,997 and a working capital deficit of $1,818,004 compared with a cash balance of $6,741 and a working capital deficit of $1,722,318 at December 31, 2009.  The increase in working capital deficit is due to the fact that the Company incurred operating expenditures during the year, but had limited cash flows to repay the obligation, hence a general increase in amounts payable relative to the level of current assets in the Company.

Cashflow from Operating Activities

During the six months ended June 30, 2010, the Company used $124,351 of cash flow for operating activities compared with $390,555 for the six months ended June 30, 2009.  The decrease in the use of cash flows for operating activities is reflective of the decrease in the level of activity incurred by the Company during the period due to the economic downturn and the lack of sufficient capital funding.

Cashflow from Investing Activities

During the six months ended June 30, 2010 and 2009, the Company incurred no transactions relating to investing activities.

Cashflow from Financing Activities

During the six months ended June 30, 2010, the Company was provided $120,607 of cash flow from financing sources compared with proceeds of $371,063 from financing activities during the six months ended June 30, 2009.   Overall, the Company received more cash financing from related parties in fiscal 2009 compared to fiscal 2010.  During the period ended June 30, 2010, the Company received $25,773 of cash flows from the issuance of common shares.

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

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not make any unregistered sales of equity securities during the applicable period, except as otherwise previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
21.1	Subsidiaries of Company at March 31, 2010	Filed with the SEC on May 20, 2010 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.02	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELWIND ENERGY INTERNATIONAL CORP.

Dated: August 20, 2010	By: /s/ Tammy-Lynn McNabb
TAMMY-LYNN MCNABB
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer