Form 10-Q
period 2010-09-30
Welwind Energy International CORP
filed 2010-11-22
CIK 1052671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-26673

WELWIND ENERGY INTERNATIONAL CORPORATION

(Name of small business issuer in its charter)

Delaware	98-0207081
(State of incorporation)	(I.R.S. Employer Identification No.)

10 - 20172 113B Ave

Maple Ridge, British Columbia

Canada V2X 0Y9
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of November 22, 2010, there were 266,439,359 shares of the registrant’s $.001 par value common stock issued and outstanding.

WELWIND ENERGY INTERNATIONAL CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Welwind Energy International Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," “Welwind,” or "WWEI" refers to Welwind Energy International Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Welwind Energy International Corporation

September 30, 2010

(unaudited)

Welwind Energy International Corporation

Consolidated Balance Sheets

(expressed in Canadian dollars)

(unaudited)

	September 30, 2010 $	December 31, 2009 $

ASSETS

Current Assets

Cash	379	6,741

Amounts receivable	4,269	1,090

Prepaid expenses	1,773	1,104

Total Current Assets	6,421	8,935

Property and Equipment, net	542,994	555,196

Total Assets	549,415	564,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	202,781	164,515

Due to related parties	1,647,106	1,566,738

Total Liabilities	1,849,887	1,731,253

Stockholders’ Deficit

Preferred Stock Authorized: 10,000,000 preferred shares, with par value US$0.001 per share Issued and outstanding: 10,000,000 shares	11,137	11,137

Common Stock Authorized: 290,000,000 common shares, with par value US$0.001 per share Issued and outstanding: 266,800,692 and 228,800,692 shares as of September 30, 2010 and December 31, 2009, respectively	291,698	252,131

Additional Paid-In Capital	20,264,410	20,050,569

Accumulated Deficit	(21,867,717)	(21,480,959)

Total Stockholders’ Deficit	(1,300,472)	(1,167,122)

Total Liabilities and Stockholders’ Deficit	549,415	564,131

Going Concern (Note 1)

Commitments (Note 6)

 (The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

Consolidated Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Accumulated from August 17, 2006 (Date of Inception) to September 30, 2010
	$	$	$	$	$

Revenue		–		–	–

Operating Expenses

General and Administrative	66,342	275,377	280,183	983,729	19,470,132

Total Operating Expenses	66,342	275,377	280,183	983,729	19,470,132

Loss from Operations	(66,342)	(275,377)	(280,183)	(983,729)	(19,470,132)

Other Income (Expenses)

Interest Expense	(30,333)	(30,114)	(93,607)	(78,680)	(325,704)
Impairment of goodwill	–	–	–	–	(1,714,187)
Loss on settlement of debt	(12,968)	–	(12,968)	–	(12,968)
Loss on disposal of property and equipment	–	–	–	–	(1,000)

Total Other Income (Expenses)	(43,301)	(30,114)	(106,575)	(78,680)	(2,053,859)

Net Loss from continuing operations	(109,643)	(305,491)	(386,758)	(1,062,409)	(21,523,991)

Discontinued operations	–	–	–	–	(343,726)

Net loss and comprehensive loss	(109,643)	(305,491)	(386,758)	(1,062,409)	(21,867,717)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted
Continuing operations	–	–	–	–
Discontinued operations	–	–	–	–

Weighted Average Shares Outstanding	268,859,649	209,030,301	245,088,168	203,475,165

 (The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

Consolidated Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Accumulated from August 17, 2006 (Date of Inception) to September 30, 2010
	$	$	$

Operating Activities

Net Loss for the period	(386,758)	(1,062,409)	(21,867,717)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization	–	–	8,066
Depreciation	12,202	10,382	64,394
Foreign exchange loss and other	–	–	15,410
Gain on cancellation of shares	–	–	(572,901)
Impairment loss	–	–	1,714,187
Imputed interest on shareholder loans	93,607	78,684	336,519
Issuance of shares to settle debt	–	(17,777)	588,224
Issuance of shares for compensation and services	85,217	212,672	15,459,924
Loss on settlement of debt	12,968	–	12,968
Write-off of subscription receivable	–	–	770,310

Changes in operating assets and liabilities:

Amounts receivable	(3,179)	(7,638)	13,629
Accounts receivable	–	–	(16,985)
Prepaid expenses and other	(669)	–	(1,773)
Accounts payable and accrued liabilities	38,266	243,721	325,241

Net Cash Used In Operating Activities	(148,346)	(542,365)	(3,150,504)

Investing Activities

Net cash acquired from acquisition	–	–	2,194
Purchase and construction of equipment	–	–	(614,223)

Net Cash Used In Investing Activities	–	–	(612,029)

Financing Activities

Proceeds from issuance of common shares	25,773	–	2,191,583
Proceeds from related parties, net	137,881	523,086	2,007,994
Repayment of debt	(21,670)	–	(485,719)
	–
Net Cash Provided By Financing Activities	141,984	523,086	3,757,198
	–
Net cash used in discontinued operations	–	–	5,714

Increase (Decrease) in Cash	(6,362)	(19,279)	379

Cash – Beginning of Year	6,741	28,734	–

Cash – End of Year	379	9,455	379

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Shares issued to settle debt	64,606	–	64,606

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

As at September 30, 2010, the Company has not realized revenues on its wind power projects, has a working capital deficiency of $1,843,466 and has an accumulated deficit of $21,867,717.  The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(expressed in Canadian dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and Cash Equivalents

Cash consists of bank accounts held at financial institutions in the United States, Canada, and China. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents. As at September 30, 2010 and December 31, 2009, the Company had no cash equivalents.

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

g)

Foreign Currency Translation

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated to Canadian dollars using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions are included in the determination of net income or loss. Foreign currency transactions are primarily undertaken in Chinese Renminbi. At September 30, 2010, the exchange rate for one Chinese Renminbi was $0.1539 CAD.  For the period from January 1, 2010 to September 30, 2010, the average exchange rate for one Chinese Renminbi was $0.1522 CAD. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2010 and December 31, 2009, the Company had no items representing comprehensive income/loss.

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

l)

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	September 30, 2010 Net Carrying Value $	December 31, 2009 Net Carrying Value $

Wind equipment under construction	521,037	–	521,037	521,037
Automobile	70,843	54,776	16,067	24,990
Computer hardware	11,651	11,603	48	2,378
Office furniture and equipment	11,798	5,956	5,842	6,791

	615,329	72,335	542,994	555,196

The wind equipment under construction relates to the Company’s wind farm projects.  As the capital assets have not been placed in use, no depreciation of the wind equipment has been recorded for the period ended September 30, 2010.

4.

Related Party Transactions/Balances

a)

As at September 30, 2010, the Company owes $1,445,967 (2009 - $1,405,536) to management of the Company for financing of general operations.  The amounts are unsecured, non-interest bearing, and due on demand.

b)

As at September 30, 2010, the Company owes $201,139 (2009 - $161,202) to a director of the Company for financing of general operations.  The amounts are unsecured, non-interest bearing, and due on demand.

For the period ended September 30, 2010, imputed interest of $93,607 (2009 - $78,680) has been recorded on all amounts owing to related parties at an annual interest rate of 8%.

Welwind Energy International Corporation

Notes to the Consolidated Financial Statements

(expressed in Canadian dollars)

(unaudited)

5.

Common Stock

a)

On January 8, 2010, the Company issued 5,000,000 common shares at $0.005 per share for proceeds of $25,773 (US$25,000).

b)

On January 29, 2010, the Company issued 7,000,000 common shares at $0.01 per share to settle outstanding consulting services of $74,851 (US$70,000).

c)

On March 2, 2010, the Company issued 1,000,000 common shares at $0.01 per share to settle outstanding professional fees of $10,365 (US$10,000).

d)

On June 28, 2010, the Company issued 12,500,000 common shares at $0.005 per share to settle outstanding loan from shareholder.  The total value of the shares issued was $64,606 (US$62,500) based on the closing price per share on the date of grant, resulting in a loss on extinguishment of debt of $2,106.

e)

On July 12, 2010, the Company issued 12,500,000 common shares at $0.005 per share to settle outstanding amounts owing to a related party of $64,844 (US$62,500).  The total value of the shares issued was $77,813 (US$75,000) based on the closing price per share, resulting in a loss on extinguishment of debt of $12,968.

6.

Commitments

a)

The Company entered into an agreement dated January 18, 2006, with the Government of Yangxi City (“Yangxi”) for the development of a wind farm producing a total of 400,000 kilowatt (“KW”) per year of electrical power in the next ten years.  Yangxi will assist the Company in securing land, sale price for the electricity, financing of the project, and preferential tax treatment. Initially, the Company will be required to prepare a community wind assessment and a feasibility study for approval. Yangxi can terminate the agreement if the project is not under construction within 24 months of signing the agreement. As at September 30, 2010, the agreement is in good standing.

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

7.

SUBSEQUENT EVENTS

On November 4, 2010, The Company cancelled 459,333 shares of its common stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Balance Sheet

As at September 30, 2010, the Company had total assets of $549,415 compared with total assets of $564,131 as at December 31, 2009.  The decrease in the total assets of $14,716 was due to amortization of the existing property and equipment of $12,202.

The Company had total liabilities of $1,849,887 as at September 30, 2010 compared with $1,731,253 as at December 31, 2009.  The increase in total liabilities of $118,634 is attributed to the fact that amounts due to related parties increased $80,368 due to imputed interest of $82,792 using an annualized imputed interest rate of 8%.

During the nine months ended September 30, 2010, the Company issued 5,000,000 common shares for proceeds of $25,773, 8,000,000 common shares to settle outstanding debt and services rendered to the Company with a value of $85,216, and 25,000,000 common shares issued to settle related party debt of $129,450.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the three and nine months ended September 30, 2010, the Company incurred operating expenses totaling $66,342 and $280,183 respectively, compared with $275,377 and $983,729 for the three and nine months ended September 30, 2009.  The decrease in operating expenses is attributed to the fact that the Company issued $85,000 in stock-based compensation in fiscal 2010 compared with $212,000 of stock-based compensation during the same period in 2009.  Furthermore, the Company had lower levels of cash flows in the current period which resulted in a lower magnitude of transactions during the period.

Net Loss

During the three and nine months ended September 30, 2010, the Company incurred a net loss of $109,643 and $386,758 respectively, compared with a net loss of $305,491 and $1,062,409 for the three and nine months ended September 30, 2009.  The decrease in operating expenses is attributed to the fact that the Company issued $85,000 in stock-based compensation in fiscal 2010 compared with $212,000 of stock-based compensation during the same period in 2009.  Furthermore, the Company had lower levels of cash flows in the current period which resulted in a lower magnitude of transactions during the period.

Liquidity and Capital Resources

As at September 30, 2010, the Company had a cash balance of $379 and a working capital deficit of $1,843,466 compared with a cash balance of $6,741 and a working capital deficit of $1,722,318 at December 31, 2009.  The increase in working capital deficit is due to the fact that the Company incurred operating expenditures during the year, but had limited cash flows to repay the obligation, hence a general increase in amounts payable relative to the level of current assets in the Company.

Cashflow from Operating Activities

During the nine months ended September 30, 2010, the Company used $148,346 of cash flow for operating activities compared with $542,365 for the nine months ended September 30, 2009.  The decrease in the use of cash flows for operating activities is reflective of the decrease in the level of activity incurred by the Company during the period due to the economic downturn and the lack of sufficient capital funding.

Cashflow from Investing Activities

During the nine months ended September 30, 2010 and 2009, the Company incurred no transactions relating to investing activities.

Cashflow from Financing Activities

During the nine months ended September 30, 2010, the Company was provided $141,984 of cash flow from financing sources compared with proceeds of $523,086 from financing activities during the nine months ended September 30, 2009.   Overall, the Company received more cash financing from related parties in fiscal 2009 compared to fiscal 2010.  During the period ended September 30, 2010, the Company received $25,773 of cash flows from the issuance of common shares.

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

Critical Accounting Estimates

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

 Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2010, for a complete discussion relating to the foregoing evaluation of our Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

On September 22, 2009, Manning Elliott LLP ("ME") filed a suit in the Supreme Court of British Columbia naming the Registrant as the sole defendant. ME alleges that the Registrant has failed to pay certain monies owed to ME for services rendered. The Registrant disputes the amount owed. ME is seeking payment of all outstanding fees in the amount of $55,249. The outstanding fee are accrued in the accounts payable balance of $164,515 at September 30, 2010.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

On July 12, 2010, the Company issued 12,500,000 shares of its Common Stock to David Leon

Williams.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on July 12, 1999 as part of our Registration Statement on Form 10SB12G.
3.01(a)	Certificate of Amendment	Filed with the SEC on January 22, 2003 as part of our Current Report on Form 8-K.
3.01(b)	Amended and Restated Certificate of Incorporation	Filed with the SEC on December 2, 2004 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on July 12, 1999 as part of our Registration Statement on Form 10SB12G.
21.1	Subsidiaries of Company at March 31, 2010	Filed with the SEC on May 20, 2010 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.02	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELWIND ENERGY INTERNATIONAL CORP.

Dated: November 22, 2010	By: /s/ Tammy-Lynn McNabb
TAMMY-LYNN MCNABB
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer