Form 10-K/A
period 2009-12-31
Welwind Energy International CORP
filed 2010-12-23
CIK 1052671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     .

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

(The accompanying notes are an integral part of these consolidated financial statements)

Welwind Energy International Corporation

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

From January 1, 2007 to December 31, 2009

(expressed in Canadian dollars)

	Preferred Stock		Common Stock		Additional	Stock
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total
	#	$	#	$	$	$	$	$

Balance – December 31, 2006	10,000,000	11,137	128,583,583	144,875	12,274,139	(1,151,605)	(8,074,381)	3,204,165

Issuance of shares to settle debt	–	–	2,006,557	2,366	265,044	–	–	267,410

Issuance of shares for services	–	–	26,982,255	28,876	2,461.173	–	–	2,490,048

Stock subscriptions received	–	–	–	–	–	381,295	–	381,295

Cancellation of shares	–	–	(10,000,000)	(11,459)	(561,442)	–	–	(572,901)

Write-off of subscriptions receivable	–	–	–	–	–	770,310	–	770,310

Imputed interest on shareholder loan	–	–	–	–	53,440	–	–	53,440

Net loss for the year	–	–	–	–	–	–	(7,191,407)	(7,191,407)

Balance – December 31, 2007	10,000,000	11,137	147,572,395	164,658	14,492,354	–	(15,265,788)	(597,639)

Issuance of shares for cash	–	–	10,000,000	10,098	490,954	–	–	501,052

Issuance of shares for services	–	–	30,992,442	31,711	3,472,291	–	–	3,504,002

Issuance of shares to settle debt	–	–	9,500,000	11,854	913,002	–	–	925,856

Imputed interest on shareholder loan	–	–	–	–	73,569	–	–	73,569

Net loss for the year	–	–	–	–	–	–	(5,146,378)	(5,146,378)

Balance – December 31, 2008	10,000,000	11,137	198,064,837	218,321	19,442,170	–	(20,412,166)	(740,538)

Issuance of shares for services	–	–	15,650,000	17,210	272,479	–	–	289,689

Issuance of shares to settle debt	–	–	15,082,855	16,600	246,899	–	–	246,899

Imputed interest on shareholder loan	–	–	–	–	105,621	–	–	105,621

Net loss for the year	–	–	–	–	–	–	(1,068,793)	(1,068,793)

Balance – December 31, 2009	10,000,000	11,137	22,800,692	252,131	20,050,569	–	(21,480,959)	(1,167,122)

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

3.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in Canadian dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Zhanjiang Windcor Windfarm Ltd. and Yangxi Windfarm Ltd. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is December 31.

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

7.

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

ITEM 15.   EXHIBITS

NUMBER	DESCRIPTION
3.1	Articles of Incorporation of Welwind Energy International Corp. (1)

3.2	Bylaws, of Welwind Energy International Corp. (1)

10.1	Share Exchange Agreement between Vitasti, Inc. and Welwind Energy International Corporation.(3)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)

Incorporated by reference as an Exhibit to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.

(2)

Incorporated by reference as an Exhibit to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.

(3)

Incorporated by reference as an Exhibit to the Form 8-K filed on August 17, 2006 as amended on December 20, 2006.

(4)

Filed herewith.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of December, 2010.

Welwind Energy International Corporation, a Delaware Corporation

By:	/s/ Tammy-Lynn McNabb
Tammy-Lynn McNabb Chief Executive Officer, Chief Financial Officer and Chairwoman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Welwind Energy International Corporation and in the capacities and on the dates indicated.

Signature	Position	Date

/s/Tammy-Lynn McNabb	Chief Executive Officer and Chairwoman of the Board	December 21, 2010
Tammy-Lynn McNabb

/s/Feng Junyi	Director	December 21, 2010
Feng Junyi

/s/ Patrick Higgins	Director	December 21, 2010
Patrick Higgins

/s/ David Wing Yiu Cho	Director	December 21, 2010
David Wing Yiu Cho

/s/ Chong-Jian Zhao	Director	December 21, 2010
Chong-Jian Zhao

/s/ Simon Wong Wai Hung	Director	December 21, 2010
Simon Wong Wai Hung

3